Form 10-K/A
period 1996-12-31
3DX TECHNOLOGIES INC
filed 1997-04-30
CIK 915518

                   U.S.  SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

    For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 0-21841

                             3DX TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                        76-0386601
(State of Incorporation)               (IRS Employer Identification Number)

12012 WICKCHESTER, SUITE 250, HOUSTON, TEXAS           77079
(Address of principal executive office)              ( Zip Code)

      Registrant's telephone number, including area code:  (281) 579-3398

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     (None)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $0.01 par value
                                (TITLE OF CLASS)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes   X     No ___
                                                          ----

   Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

   The aggregate market value of the common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and their respective affiliates, for this purpose, as if they may be affiliates of the registrant) was approximately $36,000,000 on April 29, 1997 based upon the closing sale price of the Common Stock on such date of $8 3/4 per share on the NASDAQ National Market as reported by The Wall Street Journal.

   As of April 29, 1997, the registrant had 7,216,177 shares of common stock issued and outstanding.

                     DOCUMENTS  INCORPORATED  BY  REFERENCE

                                      None

                                    PART III

     The information required by Part III (Items 10, 11, 12 and 13) of the undersigned Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K ("Instruction G"). However, the definitive Proxy Statement will not have been filed within such period. Accordingly, pursuant to Instruction G, the Company hereby amends Items 10, 11, 12 and 13 of the Annual Report as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Listed below are the directors of the Company, their ages, a brief description of their business backgrounds and the year that they first became a director of the Company.



NAME                              AGE       PRINCIPAL OCCUPATION             DIRECTOR SINCE
----                              ---       --------------------             --------------
Jon W. Bayless (1).........        57       Chairman of the Board of the           1993
                                            Company and general partner
                                            of Sevin Rosen Funds

C. Eugene Ennis............        53       President and Chief Executive          1992
                                            Officer of the Company

Robert H. Chaney (1).......        37       Chairman and Chief Executive           1993
                                            Officer of R. Chaney & Co.,
                                            Inc.

Charles E. Edwards (2).....        71       Petroleum technology                   1995
                                            consultant and geophysicist

Douglas C. Williamson (2)..        46       Managing Director, (Dallas)            1995
                                            Venture Capital Group,
                                            NationsBanc Capital
                                            Corporation

-----------


 (1) Member of the Company's Compensation Committee.

 (2) Member of the Company's Audit Committee.

     Jon W. Bayless. Mr. Bayless has been Chairman of the Board of the Company since October 1996 and a Director since November 1993. Since 1983, Mr. Bayless has been a general partner of Sevin Rosen Funds, a venture capital investment firm. Mr. Bayless is also the controlling stockholder and sole director of Jon
W. Bayless, Inc., the general partner of Atlantic Partners L.P., which is the general partner of Citi Growth Fund L.P., a venture capital investment firm, and serves as a director of a number of privately held companies. Mr. Bayless currently serves as Chairman of the Board of Directors of Ciena Corporation. Mr. Bayless is also Chairman of the Board of Directors of Shared Resource Exchange, Inc. Shared Resource Exchange, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in August 1996. A plan of reorganization under Chapter 11 has been approved.

     C. Eugene Ennis. Mr. Ennis, who co-founded the Company with Peter M. Duncan and Douglas C. Nester, has served as the Company's President and Chief Executive Officer and as a Director since the Company's inception in December 1992. From September 1984 to December 1992, Mr. Ennis was President and Chief Executive Officer of Landmark Graphics, a provider of interdisciplinary interpretation tools for the petroleum industry. Mr. Ennis holds a Bachelor of Science in electrical engineering from the University of Houston and began his career in 1969 as a design engineer in the Geophysical Products Division of Texas Instruments where he was employed until 1984.

     Robert H. Chaney. Mr. Chaney has served as a Director of the Company since November 1993. Mr. Chaney is Chairman and Chief Executive Officer of R. Chaney & Co., Inc., an investment firm specializing in equity investments in emerging energy technology companies. Mr. Chaney was a co-founder of Paramount Petroleum Company, an independent oil and gas company, and served as its President and Chief Executive Officer from 1986 to July 1993. Mr. Chaney also currently serves as a director of North American Technologies Corp.

     Charles E. Edwards. Mr. Edwards has served as a Director of the Company since August 1995. Since August 1985 to present, Mr. Edwards has acted as a consultant in petroleum technologies. Prior to August 1985, Mr. Edwards was employed by Chevron Corp. for a period in excess of 37 years and most recently served as Chief Geophysicist with responsibility for global exploration activities. Mr. Edwards has also served as a director for Digicon Inc. and Landmark Graphics.

     Douglas C. Williamson. Mr. Williamson has served as a Director to the Company since July 1995. Mr. Williamson is a Managing Director in the Venture Capital Group in the Dallas, Texas office of NationsBanc Capital Corporation.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following table provides information regarding the executive officers and/or significant employees of the Company. The officers of the Company serve at the discretion of the Board of Directors of the Company.


NAME                     AGE  POSITION
----                     ---  --------
C. Eugene Ennis........   53  President, Chief Executive Officer and Director
Peter M. Duncan........   44  Vice President of Technology; Treasurer
Douglas C. Nester......   39  Vice President of Exploration; Secretary
Joseph Schuchardt III..   45  Vice President of Business Development
Robert J. Bacon, Jr....   42  Vice President of Joint Ventures
Randall D. Keys........   37  Vice President of Finance
Herbert R. Rohloff.....   40  Senior Reservoir Engineer
Douglas W. Beckman.....   40  Project Leader
Gene Colgan............   36  Project Leader
Eric B. Gardner........   33  Project Leader
Jeffrey K. Owens.......   37  Project Leader

-----------

     C. Eugene Ennis. Mr. Ennis, who co-founded the Company with Peter M. Duncan and Douglas C. Nester, has served as the Company's President and Chief Executive Officer and as a Director since the Company's inception in December 1992. From September 1984 to December 1992, Mr. Ennis was President and Chief Executive Officer of Landmark Graphics, a provider of interdisciplinary interpretation tools for the petroleum industry. Mr. Ennis holds a Bachelor of Science in electrical engineering from the University of Houston and began his career in 1969 as a design engineer in the Geophysical Products Division of Texas Instruments where he was employed until 1983.

     Peter M. Duncan. Dr. Duncan, a co-founder of the Company, has served as the Company's Vice President of Technology and Treasurer since the Company's inception. Prior to joining the Company, Dr. Duncan was employed by Landmark Concurrent Solutions Inc., an affiliate of Landmark Graphics, that merged with ExploiTech, as Vice President from July 1991 until December 1992. Dr. Duncan was a founder in 1987 of ExploiTech, a company specializing in integrated multi-disciplinary reservoir description studies for exploration and exploitation that merged with Landmark Graphics in 1989. From 1986 to 1987, Dr. Duncan served as Vice President of Marine Operations and Chief Geophysicist of North America for Digicon Inc., a major geophysical contractor. From 1984 to 1986, Dr. Duncan was employed as Chief Geophysicist of Pulsonic Geophysical of Calgary Inc., a former subsidiary of Digicon Inc. From 1978 to 1984, Dr. Duncan held various positions with Shell Canada Resources Inc. ("Shell"), including Party Chief for Shell's offshore seismic programs. Dr. Duncan holds a Ph.D in geophysics from the University of Toronto.

     Douglas C. Nester. Mr. Nester, a co-founder of the Company, has served as the Company's Vice President of Exploration and Secretary since the Company's inception. Prior to joining the Company, Mr. Nester was employed by Landmark Concurrent Solutions Inc., an affiliate of Landmark Graphics that merged with ExploiTech, as Director of Technology from June 1988 to December 1992. From 1981 to 1988, Mr. Nester was employed in various geophysical positions by Pennzoil Corp., and held the position of Geophysical Specialist at the time of his departure. Mr. Nester began his career as an engineering geologist for Bechtel Corporation. Mr. Nester holds a Bachelor of Science in Geology from Indiana University of Pennsylvania and a Masters in Business Administration in Finance from the University of St. Thomas.

     Joseph Schuchardt III. Mr. Schuchardt has served as the Company's Vice President of Business Development since November 1993. Prior to his employment with the Company, Mr. Schuchardt served as Vice President of Land for Great Western Resources Inc. from April 1992 to November 1993. Mr. Schuchardt also served as Vice President of Land for Paramount Petroleum Company from 1991 to 1992. Mr. Schuchardt was employed as Land Manager of Horizon Exploration Company from 1980 to 1991 and has held positions with Texas Oil & Gas Corporation, Coastal States Oil and Gas Corporation and Texaco Inc. Mr. Schuchardt holds a B.B.A. in Management from the University of Texas.

     Robert J. Bacon, Jr. Mr. Bacon has been Vice President of Joint Ventures since September 1995. Prior to joining the Company, Mr. Bacon was Manager of Business Development for Scientific Software-Intercomp, Inc., a software company, from May 1994 to June 1995 and served as Vice President of Sales and Marketing for JetFax Inc, a manufacturer of facsimile machines and facsimile peripherals, from September 1990 to May 1994. From 1988 to 1990, Mr. Bacon was employed by ExploiTech as the Director of Marketing for consulting services. From 1985 to 1987, Mr. Bacon held positions in key account management at Landmark Graphics. Mr. Bacon is a founder and currently serves on the Board of Directors of Innovative Transducers Inc., a privately held designer and manufacturer of solid towed hydrophonic arrays for the military and geophysical marine markets. Mr. Bacon holds a Bachelor of Science in Advertising from the University of Texas.

     Randall D. Keys. Mr. Keys has served as the Company's Vice President of Finance and Chief Financial Officer since April 1, 1997. Prior to joining the Company, Mr. Keys was Treasurer for Norcen Explorer, Inc. in Houston, Texas from February 1994 to February 1997. Norcen Explorer, Inc. is the U.S. subsidiary of Norcen Energy Resources Limited, an international exploration and production company located in Calgary, Alberta. From November 1987 through January 1994, Mr. Keys served in various financial management roles with Santa Fe Energy Resources, Inc. and one of its predecessor companies, Adobe Resources Corporation. Mr. Keys is a Certified Public Accountant and graduated with a B.B.A. in Accounting from the University of Texas. He began his career with the public accounting firm of KPMG Peat Marwick LLP.

     Herbert R. Rohloff. Mr. Rohloff has served as a Senior Reservoir Engineer since joining the Company in January 1995. He is a registered professional engineer in the State of Texas. Prior to joining the Company, Mr. Rohloff was employed by Amoco Production Company from 1979 to 1993 in various engineering, economic and supervisory positions beginning in 1979 and served most recently as Project Manager-Production New Ventures. Mr. Rohloff holds a Bachelor of Science in Chemical Engineering from Texas A&M University.

     Douglas W. Beckman. Mr. Beckman has served as a Senior Explorationist and Project Leader since joining the Company in September 1994. Mr. Beckman has over 15 years of experience in the oil and gas industry. Prior to joining the Company, Mr. Beckman was employed by Exxon Corp. from May 1982 to August 1994, and served most recently as a seismic applications specialist. Mr. Beckman holds a Bachelor of Arts in Geology from Wittenberg University.

     R. Gene Colgan. Mr. Colgan joined the Company as a Senior Explorationist and Project Leader in March 1997. He spent the previous seven years as an exploration and development geologist with Vastar Resources (formerly Arco Oil and Gas) working principally in the Gulf of Mexico. He holds a Master of Science in Geology from Southern Methodist University and a Bachelor of Science in Geology from Midwestern State

     Eric B. Gardner. Mr. Gardner has served as Senior Explorationist and Project Leader since joining the Company in September 1994. Mr. Gardner has over 12 years of industry experience and has worked in many geoscience areas, including production, exploration, seismic technology, and research. Mr. Gardner began his career with Amoco Production Company in 1985 as a technical geophysicist and served most recently as a staff geophysicist. Mr. Gardner holds a Bachelor of Science in Engineering Physics from Colorado School of Mines.

     Jeffrey K. Owens. Mr. Owens has served as a Senior Explorationist and Project Leader since joining the Company in August 1994. Prior to joining the Company, Mr. Owens was employed by Amoco Production Company where he began his career in 1984 as a production and reservoir engineer and served most recently as a staff geophysicist. Mr. Owens holds a Bachelor of Science in Petroleum Engineering from Mississippi State University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership to the Securities and Exchange Commission (the "Commission") and the Nasdaq National Market. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of copies of such reports received by it and written representation from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from the effective date of the Registration Statement relating to the initial public offering of the Company's Common Stock to December 31, 1996 all filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with, except for Nationsbanc Capital Corporation, which was late in filing one report on Form 4.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (the "Named Executive Officers") with respect to the last two fiscal years. The table also identifies the principal capacity in which each of the Named Executive Officers served the Company at the end of 1996.




                                   ANNUAL COMPENSATION     LONG-TERM COMPENSATION AWARDS
                                 -----------------------  ----------------------------------
                                                              RESTRICTED       SECURITIES      ALL OTHER
                                                                STOCK          UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)  BONUS ($)      AWARDS ($)       OPTIONS (#)        ($)
---------------------------  ----  ----------  ---------  -----------------  --------------   ------------
 C. Eugene Ennis             1996    150,000          -           -                      -          -
     President and Chief     1995    150,000          -           -                      -          -
     Executive Officer

 Peter M. Duncan             1996    103,920          -           -                      -          -
     Vice President of       1995    103,920     12,000           -                      -          -
     Technology; Treasurer

 Douglas C. Nester           1996     95,000          -           -                      -          -
     Vice President of       1995     95,000          -           -                      -          -
     Exploration

 Joseph Schuchardt III       1996     95,000     11,875           -                      -          -
     Vice President of       1995     95,000          -           -                      -          -
     Business Development

 Robert J. Bacon, Jr.        1996     95,000     11,875           -                      -          -
     Vice President of       1995     95,000          -           -                144,760          -
     Joint Ventures


CASH BONUS PLAN

     In 1996 the Company adopted the 1996 Incentive Compensation Plan (the "Bonus Plan") which provides for the payment of annual cash bonuses, in an amount up to 40% of the participant's base salary, if certain pre-established Company-based performance criteria are satisfied. All full-time employees of the Company are eligible to participate in the Bonus Plan, with the exception of the Chief Executive Officer. Bonuses are awarded if the Company achieves at least 80% of its targeted performance criteria. The bonuses are then prorated accordingly. The bonus of the Chief Executive Officer is separately determined at the discretion of the Board of Directors. The 1996 bonuses for Mr. Schuchardt and Mr. Bacon were paid pursuant to the Bonus Plan upon satisfaction of performance targets.

STOCK OPTION GRANTS

     During the year ended December 31, 1996, no stock options were granted to the Named Executive Officers.

OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information regarding the exercise of stock options during fiscal 1996 and the number and year-end value of unexercised options held at December 31, 1996, by each of the Named Executive Officers. No stock options or stock appreciation rights were exercised by the Named Executive Officers during fiscal 1996.

                   AGGREGATE OPTION EXERCISES IN FISCAL 1996
                     AND FISCAL 1996 YEAR-END OPTION VALUES

                                                                          NUMBER OF
                                SHARES                              SECURITIES UNDERLYING               VALUE OF UNEXERCISED
                              ACQUIRED ON          VALUE            UNEXERCISED OPTIONS AT           "IN-THE-MONEY" OPTIONS AT
                             EXERCISED (#)        REALIZED            DECEMBER 31, 1996                   DECEMBER 31, 1996
NAME                          DURING 1996      ON EXERCISE ($)    EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE (1)
----                         -------------     ---------------  ------------------------------  ------------------------------------

C. Eugene Ennis............         -                -             15,947           4,197         $  172,335         $   45,351
Peter M. Duncan............         -                -             15,947           4,197         $  172,335         $   45,351
Douglas C. Nester..........         -                -             15,947           4,197         $  172,335         $   45,351
Joseph Schuchardt III......         -                -            128,252          38,129         $1,385,965         $  412,044
Robert J. Bacon, Jr........         -                -             36,190         108,570         $  377,090         $1,131,270

-----------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between the options' exercise price and the December 31, 1996 closing price for the Common Stock, multiplied by the applicable number of options.


STOCK OPTION PLAN

     In January 1994, the Company adopted the Stock Option Plan under which "non-qualified" stock options ("NQSOs") to acquire shares of Common Stock may be granted to directors of and consultants to the Company and "incentive" stock options ("ISOs") to acquire shares of Common Stock may be granted to employees and directors who are also employees of the Company.

     The Stock Option Plan provides for the issuance of up to a maximum of 1,504,937 shares of Common Stock and is administered by the Compensation Committee. Under the Stock Option Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Compensation Committee so determines, but may not in any event be less than 85% of such fair market value. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Code) unless the exercise price is at least 110% of the fair market value of the Common Stock at the time of grant and the option must be exercised within five years. Each option granted pursuant to the Stock Option Plan will be evidenced by a written agreement executed by the Company and the grantee, which will contain the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law or pursuant to a qualified domestic relations order. The maximum term of each stock option is ten years from the date of grant.

     In order for the options to qualify as ISOs, the aggregate fair market value, determined on the date of grant, of the shares with respect to which the ISOs are exercisable for the first time by the grantee during any calendar year may not exceed $100,000. Payment by option holders upon exercise of an option may be made (i) in cash, (ii) by tender to the Company of shares of the Company's stock owned by the optionee having a fair market value, as determined by the Compensation Committee (but without regard to any restrictions on transferability applicable to such stock by reason of federal or state securities laws or agreements with an underwriter for the Company), not less than the exercise price, (iii) by delivery of a promissory note made by the optionee in a form approved by the Company, (iv) by the assignment of the proceeds of a sale of some or all of the shares being acquired upon the exercise of the option, (v) by the withholding of shares being acquired upon exercise of the option bearing a fair market value, as determined by the Compensation Committee (but without regard to any restrictions on transferability applicable to such stock by reason of federal or state securities laws or agreements with an underwriter for the Company), not less than the exercise price, or (vi) by any combination thereof. The Compensation Committee may at any time or from time to time grant options which do not permit all of the foregoing forms of consideration to be used in payment of the exercise price and/or which otherwise restrict the use of one or more forms of consideration. In addition, the Compensation Committee, in its sole discretion, may authorize the surrender by an optionee of all or part of an unexercised stock option and authorize a payment in consideration thereof of an amount equal to the difference between the aggregate fair market value of the Common Stock subject to such stock option and the aggregate option price of such Common Stock. In the Compensation Committee's discretion, such payment may be made in cash, shares of Common Stock with a fair market value on the date of surrender equal to the payment amount or some combination thereof.

     The Stock Option Plan provides that outstanding options vest in their entirety and become exercisable in the event of certain mergers, consolidations or sales of all or substantially all of the assets of the Company, unless the successor corporation assumes such options. As of December 31, 1996, options to purchase 794,479 shares of Common Stock were outstanding under the Stock Option Plan at exercise prices ranging from $0.19 to $11.20 per share.

     During 1997, the Company expects to file with the Commission a Registration Statement on Form S-8 covering the shares of Common Stock issued pursuant to the Stock Option Plan and the shares of Common Stock underlying options granted under the Stock Option Plan.

COMPENSATION OF DIRECTORS

     Subsequent to the Company's initial public offering in December 1996, independent directors will receive a fee in the amount of $750 for every meeting of the Board of Directors which such director attends in person or by telephone and a fee of $500 for each meeting of a committee of the Board of Directors held separately which such director attends in person or by telephone. No meetings of the Board of Directors or any committee thereof were held in December 1996 subsequent to the Company's initial public offering. As a result, no fees were paid in 1996. All directors who are not employees of the Company are reimbursed for out-of-pocket expenses. Under the Stock Option Plan, the Company may, from time to time, and in the discretion of the Board of Directors, grant stock options to directors. In January 1996, the Company granted each of the four directors who are not employees of the Company - Mr. Bayless, Mr. Chaney, Mr. Edwards and Mr. Williamson - a stock option grant of 5,170 shares each at an exercise price of $.58 per share. These shares vest 50% in the first year and 25% in each of the second and third years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last fiscal year of the Company, Mr. Bayless and Mr. Chaney served on the Compensation Committee of the Board of Directors of the Company. No member of the Compensation Committee has ever served as an officer of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 29, 1997, there were 7,216,177 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), outstanding and entitled to vote. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of March 31, 1997, by (i) each person known to the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.


                                               BENEFICIAL OWNERSHIP
                                          -------------------------------

NAME AND ADDRESS (1)                      NUMBER OF SHARES (2)   PERCENT
--------------------                      ----------------       -------
C. Eugene Ennis.........................           503,670           7.0%
Peter M. Duncan.........................           373,495           5.2%
Douglas C. Nester.......................           373,495           5.2%
Joseph Schuchardt III...................           172,282           2.3%
Robert J. Bacon, Jr.....................            50,408            *
Jon W. Bayless..........................           773,158 (3)      10.7%
Robert H. Chaney........................           386,279 (4)       5.4%
Charles E. Edwards......................            20,787 (5)        *
Douglas C. Williamson...................           724,488 (6)      10.0%

All directors and executive officers as          3,378,062          45.3%
   a group (9 persons)..................

Citi Growth Fund L.P....................           727,477          10.1%
   c/o CitiGrowth Funds, Sycamore Partners
   989 Lenox Drive
   Lawrenceville, New Jersey 08648

NationsBanc Capital Corporation.........           721,903          10.0%
   901 Main Street
   Dallas, Texas 75202

R. Chaney & Co., Inc....................           383,694 (4)       5.3%
   909 Fannin, Suite 1275
   Houston, Texas 77010

Metropolitan Life Insurance Company.....           370,714 (7)       5.1%
   c/o State Street Research
   One Financial Center
   Boston, Massachusetts 02111

___________

* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1) Unless otherwise indicated, the address of each stockholder identified in the table is at the principal executive offices of the Company at 12012 Wickchester, Houston, Texas 77079.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission"). In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 1997 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1994 Stock Option Plan, as amended (the "Stock Option Plan"), which are currently exercisable or exercisable within 60 days of March 31, 1997 include 18,046 shares for Mr. Ennis, 18,046 shares for Mr. Duncan, 18,046 shares for Mr. Nester, 145,583 shares for Mr. Schuchardt, 36,190 shares for Mr. Bacon, 2,585 shares for Mr. Bayless, 2,585 shares for Mr. Chaney, 2,585 shares for Mr. Edwards, 2,585 shares for Mr. Williamson, and 246,251 shares for all directors and executive officers as a group. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(3) Includes 727,477 shares beneficially owned by Citi Growth Fund L.P. Mr. Bayless is the controlling stockholder and sole director of Jon W. Bayless Inc., the general partner of Atlantic Partners L.P., the general partner of Citi Growth Fund L.P. beneficially owned by Citi Growth Fund L.P.

(4) Includes 338,240 shares held by R. Chaney and Partners-1993 L.P. and 45,454 shares held by R. Chaney & Partners II L.P. R. Chaney & Co., Inc., a corporation of which Mr. Chaney is the Chief Executive Officer and sole stockholder, is the general partner of R. Chaney & Partners-1993 L.P. and
     R. Chaney & Partners II L.P.

(5)  Includes 1,200 shares of Common Stock owned by Mr. Edwards' spouse.

(6) Includes 721,903 shares of Common Stock held by NationsBanc Capital Corporation. Mr. Williamson is a Managing Director in the Venture Capital Group of NationsBanc Capital Corporation.

(7) State Street Research & Management Company, a wholly-owned subsidiary of Metropolitan Life Insurance Company, has the power to vote and dispose of these shares which are held by it on behalf of Metropolitan Life Insurance Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH LANDMARK GRAPHICS

     In connection with its initial capitalization, the Company entered into a Technical Services Agreement with Landmark Graphics Corporation ("Landmark Graphics") pursuant to which Landmark Graphics agreed to grant to the Company ongoing licenses to use Landmark Graphics software as it is first made available to Landmark Graphics customers. Prior to the initial public offering, Landmark Graphics owned in excess of 5% of the Company's common stock. In addition, the agreement provides for a strategic alliance between Landmark Graphics and the Company, which enables the Company to request, and requires Landmark Graphics to deliver, enhancements and modifications to existing Landmark Graphics software and, in certain instances, to develop new software for use in the Company's oil and gas exploration efforts. In exchange for such rights, the Company has agreed to serve as an alpha test site for software developed by Landmark Graphics. Neither this agreement nor any of the licenses granted by Landmark Graphics to the Company contain any provisions with respect to expiration or termination.
In addition, the Company and Landmark Graphics are also parties to an informal agreement pursuant to which the Company's employees participate in Landmark Graphics' medical insurance plan, life insurance plans and 401(k) plan.

     In connection with the informal agreements pursuant to which the Company purchases medical and life insurance for its employees and their dependents as a part of the Landmark Graphics benefit plan and those agreements which enable the Company's employees to participate in the Landmark Graphics' 401(k) Plan, the Company reimburses Landmark Graphics for all direct costs associated with such benefits and programs and pays Landmark Graphics a quarterly administrative and billing fee in an aggregate amount less than $1,500 annually. The Company believes these informal arrangements result in an administrative convenience for the Company, and may allow the Company's employees and their dependents to obtain better insurance coverage than would be available from other plans that the Company could obtain independently. Such arrangements do not result in any material financial benefit to the Company since the Company reimburses Landmark Graphics for all of costs which Landmark Graphics incurs in connection with such arrangements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Company hereby amends, to the extent set forth below, the financial statements included within its Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


  (A)(1) FINANCIAL STATEMENTS:

INDEX TO FINANCIAL STATEMENTS                                         PAGE
                                                                      ----

Report Of Independent Public Accountants                              F-1

     Balance Sheets as of December 31, 1995 and 1996..............    F-2

     Statements of Operations for the three years ended
      December 31, 1996...........................................    F-3

     Statements of Changes in Common Stockholders' Equity (Deficit)
      for the three years ended December 31, 1996.................    F-4

     Statements of Cash Flows for the three years ended
      December 31, 1996...........................................    F-5

     Notes to Financial Statements................................    F-6

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

Common stockholders' equity (deficit):
   Common stock, $.01 par value,
    20,000,000 shares authorized,
    2,987,908 and 6,841,177 shares
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

7. STOCK OPTIONS

     In June 1994, the Board of Directors approved the 1994 Stock Option Plan (the Plan) for employees, officers, directors and certain consultants of the Company. The ten year options vest for employees over four years (annually for the first two years and monthly the last two years) and for directors and consultants over three years (annually with 50% in year one) and certain of these options are eligible for accelerated vesting upon a change of control of the Company. At December 31, 1996 the Company had reserved 1,504,937 shares of common stock for issuance under this Plan.

     The following table summarizes option balances and activity for the Plan:


                                             Year Ended December 31,
                                            --------------------------
                                            1994       1995       1996
                                            ----       ----       ----
Option shares:

Outstanding at beginning
 of year...................                      -    438,783     686,943
   Granted during year.....                438,783    248,160     267,806
   Exercised during year...                      -          -      (3,124)
   Canceled during year....                      -          -    (157,146)
                                          --------   --------    --------
Outstanding at end of year.                438,783    686,943     794,479
Options exercisable at end
 of year...................                      -          -           -
Shares available for grant
 at end of year............                549,154    300,994     707,334

Weighted average price of
 options:
   Granted during year.......             $   0.22   $   0.56   $    2.81
   Exercised during year.....                    -          -   $    0.19
Outstanding at end of year...             $   0.22   $   0.42   $    0.70

Weighted average fair
 value of options granted
 during year...............                      -   $   3.72   $    8.95




                            At December 31, 1996                                      At December 31, 1996
                      -----------------------------------                     ------------------------------------
                                             Weighted-          Weighted-                             Weighted -
Range of                                      average            average                               average
exercise prices       Number outstanding   exercise price    contractual life  Number exercisable   exercise price
---------------       ------------------  ---------------    ----------------  -----------------    --------------
$0.19-0.58                 761,908          $   0.37               8.0               337,980             $0.28
$7.95                       27,401          $   7.95               9.8                     -                 -
$11.00                       5,170          $  11.00               9.8                     -                 -
                           -------                                                   -------
Total Options              794,479          $   0.70               8.1               337,980             $0.28
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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas on the 30th day of April, 1997.

                              3DX TECHNOLOGIES INC.



                              By: /s/ Randall D. Keys
                              ---------------------------------------------
                              Vice President of Finance and Chief Financial
                               Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of April 1997.

              Signature                                  Title(s)
              ---------                                  --------

/s/ C. Eugene Ennis                       President, Chief Executive Officer,
--------------------------------          Director (Principal Executive Officer
C. Eugene Ennis                           and Principal Accounting Officer)

Peter M. Duncan  *                        Vice President, Technology
--------------------------------
Peter M. Duncan

Douglas C. Nester  *                      Vice President, Exploration
--------------------------------
Douglas C. Nester

Robert J. Bacon, Jr.  *                   Vice President, Joint Ventures
--------------------------------
Robert J. Bacon, Jr.

Joseph Schuchardt, III  *                 Vice President, Business Development
--------------------------------
Joseph Schuchardt, III

/s/ Randall D. Keys                       Vice President of Finance, Chief
--------------------------------          Financial Officer (Principal
Randall D. Keys                           Accounting and Financial Officer)

Jon W. Bayless  *                         Director
--------------------------------
Jon W. Bayless

Robert H. Chaney  *                       Director
--------------------------------
Robert H. Chaney

Charles E. Edwards  *                     Director
--------------------------------
Charles E. Edwards

Douglas C. Williamson  *                  Director
--------------------------------
Douglas C. Williamson


By: /s/ C. Eugene Ennis
   -----------------------------
   C. Eugene Ennis
   Attorney-in-fact