Form 10-Q
period 1997-03-31
3DX TECHNOLOGIES INC
filed 1997-05-15
CIK 915518

                    U.S. SECURITIES AND  EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


                          COMMISSION FILE NO. 0-21841

                             3DX TECHNOLOGIES INC.
                (Exact name registrant as specified in Charter)

        DELAWARE                                        76-0386601
(State or other jurisdiction of                        (IRS Employer
Incorporation or organization)                     Identification Number)

12012 WICKCHESTER, SUITE 250
     HOUSTON, TEXAS                                        77079
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code:  (281) 579-3398


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X     No
                                                   ----      ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                      Outstanding
Common Stock, par value $0.01 per share   7,216,177 shares as of April 30, 1997

                             3DX TECHNOLOGIES INC.
                                     INDEX


PART I.   FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

        Balance Sheets
        December 31, 1996 and March 31, 1997 (unaudited).............      3

        Statements of Operations for the
        Three Months Ended March 31, 1996 and 1997 (unaudited).......      4

        Statements of Changes in Common Stockholders' Equity (Deficit)
        for the Year Ended December 31, 1996 and for the Three Months
        Ended March 31, 1997 (unaudited).............................      5

        Statements of Cash Flows for the
        Three Months Ended March 31, 1996 and 1997 (unaudited).......      6

        Notes to Financial Statements................................      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................      8


PART  II.  OTHER INFORMATION

Item 1. Legal Proceedings............................................     12

Item 2. Changes in Securities........................................     12

Item 3. Defaults Upon Senior Securities..............................     12

Item 4. Submission of Matters to a Vote of Security Holders..........     12

Item 5. Other Information............................................     12

Item 6. Exhibits and Reports on Form 8-K.............................     12

SIGNATURES...........................................................     13


Index to Exhibits....................................................     14

                             3DX TECHNOLOGIES INC.

                                 BALANCE SHEETS



                                     ASSETS


                                                    DECEMBER 31,    MARCH 31,
                                                       1996           1997
                                                   -------------   -----------
                                                                   (Unaudited)

Current assets:
 Cash and cash equivalents........................  $17,521,745   $ 16,257,886
 Accounts receivable..............................      554,210        515,827
 Prepaid expenses.................................      165,095        152,435
                                                    -----------   ------------
  Total current assets............................   18,241,050     16,926,148
                                                    -----------   ------------

Property and equipment:
 Oil and gas properties (full-cost method-
  including $4,403,165 and $8,409,266,
  respectively, not subject to depletion,
  depreciation and amortization)..................   11,567,562     15,669,723
 Technical interpretation equipment...............    1,505,534      2,090,125
 Office furniture, equipment and
  leasehold improvements..........................      205,531        243,612
                                                    -----------   ------------
 Less accumulated depletion,
  depreciation and amortization...................   (4,702,296)   ( 5,127,512)
                                                    -----------   ------------
                                                      8,576,331     12,875,948
Other assets:
 Deposits.........................................        7,886          7,886
 Organization costs, net of accumulated
  amortization....................................        1,922          1,438
                                                    -----------   ------------
                                                    $26,827,189   $ 29,811,420
                                                    ===========   ============


                                LIABILITIES AND
                          COMMON STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................  $ 1,960,984   $  1,200,485
 Accrued liabilities..............................      292,581        143,398
                                                    -----------   ------------
  Total current liabilities.......................    2,253,565      1,343,883
                                                    -----------   ------------

Common stockholders' equity:
 Common stock, $.01 par value,
  20,000,000 shares authorized,
  6,841,177 and 7,216,177 shares issued
  and outstanding, respectively...................       68,412         72,162

 Paid-in capital..................................   34,189,700     38,081,259
 Deferred compensation related to
  certain stock options...........................     (893,040)     ( 853,978)
 Accumulated deficit..............................   (8,791,448)   ( 8,831,906)
                                                    -----------   ------------
  Total common stockholders' equity...............   24,573,624     28,467,537
                                                    -----------   ------------
                                                    $26,827,189   $ 29,811,420
                                                    ===========   ============


   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1996           1997
                                                   --------------  ------------
Revenues:
 Oil and gas.......................................   $   94,563    $  672,270
 Rental income.....................................       12,710        84,503
 Interest and other................................       88,747       167,003
                                                      ----------    ----------
  Total revenues...................................      196,020       923,776
                                                      ----------    ----------

Costs and expenses:
 Lease operating...................................        8,933        41,065
 Production and ad valorem taxes...................        5,777        50,019
 Impairment of oil and gas properties..............      203,918             -
 Depletion, depreciation, and amortization.........      138,481       425,699
 General and administrative........................      292,050       447,451
                                                      ----------    ----------
  Total costs and expenses.........................      649,159       964,234
                                                      ----------    ----------

Net loss...........................................    ( 453,139)     ( 40,458)
Dividends on preferred stock.......................    ( 171,584)            -
Accretion on preferred stock.......................     ( 13,711)            -
                                                      ----------    ----------

Net loss applicable to common stockholders.........   $( 638,434)   $ ( 40,458)
                                                      ==========    ==========

Primary and fully diluted net loss per
 common share......................................   $     (.20)   $     (.01)
                                                      ==========    ==========

Weighted average number of common
 shares outstanding................................    3,148,825     7,112,010
                                                      ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

        STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
            (Unaudited from January 1, 1997 through March 31, 1997)



                                                                   COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                  --------------------------------------------------------------------------------------------------

                                      COMMON STOCK                                                         STOCK
                                  --------------------    PAID-IN      DEFERRED      ACCUMULATED        SUBSCRIPTIONS
                                   SHARES     AMOUNT      CAPITAL    COMPENSATION      DEFICIT           RECEIVABLE        TOTAL
                                  ---------  ---------  -----------  -------------  --------------  ------------------  ------------

Balance at December 31, 1995..... 2,987,908    $29,879  $ 1,730,459     $(837,864)   $ (5,115,037)        $(47,756)     $(4,240,319)

Principal collections............         -          -            -             -               -           47,756           47,756
Shares issued for exercise
 of stock options................     3,124         31          573             -               -                -              604
Accrual of dividends.............         -          -            -             -        (520,393)               -         (520,393)

Accretion on preferred stock.....         -          -            -             -         (54,844)               -          (54,844)

Deferred compensation related
 to certain stock options........         -          -      922,806      (922,806)              -                -                -
Compensation expense related
 to certain stock options........         -          -            -       867,630               -                -          867,630
Shares issued for Initial
 Public Offering (net of
 offering costs)................. 2,400,000     24,000   23,539,064             -               -                -       23,563,064
Conversion of Series C
 preferred to common stock....... 1,450,145     14,502    7,996,798             -               -                -        8,011,300
Redemption premium paid on
 Series B preferred stock........         -          -            -             -        (365,810)               -         (365,810)

Net loss.........................         -          -            -             -      (2,735,364)               -       (2,735,364)

                                  ---------    -------  -----------     ---------    ------------   --------------      -----------
Balance at December 31, 1996..... 6,841,177     68,412   34,189,700      (893,040)     (8,791,448)               -       24,573,624
Shares issued to cover
 over-allotments from Initial
 Public Offering (net of
 offering costs).................   375,000      3,750    3,795,451                                                       3,799,201
Deferred compensation related
 to certain stock options........                            96,108       (96,108)                                                -
Compensation expense related
 to certain stock options........         -          -            -       135,170               -                -          135,170
Net loss.........................         -          -            -             -         (40,458)               -          (40,458)

                                  ---------    -------  -----------     ---------    ------------   --------------      -----------
Balance at March 31, 1997........ 7,216,177    $72,162  $38,081,259     $(853,978)   $( 8,831,906)  $            -      $28,467,537
                                  =========    =======  ===========     =========    ============   ==============      ===========


   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                                1996           1997
                                                                                          ---------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................................................  $( 453,139)  $   (40,458 )
 Adjustments to reconcile net loss to net cash provided by (used in) operating
  activities:...............................................................................     138,481        425,699
  Depletion, depreciation and amortization..................................................     160,207        135,170
  Compensation expense related to certain stock options.....................................     203,918              -
  Impairment of oil and gas properties......................................................       8,086         38,383
  (Increase) decrease in accounts receivable................................................      21,151         12,660
  (Increase) decrease in prepaid expenses...................................................     295,943      ( 211,883)
  Increase (decrease) in accounts payable...................................................       3,382      ( 149,183)
  Increase (decrease) in accrued liabilities................................................  ----------   ------------
 Net cash provided by operating activities..................................................     378,029        210,388
                                                                                              ----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition, exploration and development of oil and gas properties.........................    (580,926)    (4,761,835)
 Purchase of technical and office equipment and leasehold improvements......................    ( 13,453)     ( 173,341)
 Purchase of technical equipment from Landmark Graphics Corporation.........................    (219,461)     ( 338,272)
 Proceeds from securities held to maturity..................................................   1,595,167              -
 Other......................................................................................       5,000              -
                                                                                              ----------   ------------
 Net cash provided by (used in) investing activities........................................     786,327    ( 5,273,448)
                                                                                              ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock proceeds, net of issuance costs...............................................           -      3,799,201
                                                                                              ----------   ------------
Net cash provided by financing activities...................................................           -      3,799,201
                                                                                              ----------   ------------
Net change in cash and cash equivalents.....................................................   1,164,356    ( 1,263,859)
Cash and cash equivalents at beginning of the period........................................   5,704,014     17,521,745
                                                                                              ----------   ------------
Cash and cash equivalents at end of the period..............................................  $6,868,370   $ 16,257,886
                                                                                              ==========   ============


   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of 3DX Technologies Inc. (the "Company") at March 31,1997 and the results of operations for the interim periods presented. All such adjustments made have been of a normal and recurring nature. Because of various factors, results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1997. Reference is made to the Company's December 31, 1996 audited financial statements, including the notes thereto.

2.  RECENT  EVENTS

     On December 26, 1996, the Company completed an initial public offering (the "Offering") of 2,400,000 shares of Common Stock. In January 1997, the Company issued and sold 375,000 additional shares of Common Stock in connection with an option granted to the underwriters of the Offering to purchase additional shares of Common Stock to cover over allotments. The Company received additional net proceeds of approximately $3.8 million upon issuance of these shares. From the date of the Offering through March 31, 1997, the aggregate net proceeds of the Offering, which approximated $27.4 million, have been used (1) to redeem all the issued and outstanding shares of the Company's Redeemable Preferred Stock, Series B, par value $.01 per share, (2) for capital and exploration expenditures, (3) to pay dividends accrued prior to conversion to Common Stock on the Company's Senior Redeemable Convertible Preferred Stock, Series C, par value $.01 per share and (4) for general corporate purposes, including expenses associated with hiring additional personnel. The Company plans to use the remaining proceeds to fund future capital and exploration programs and for general corporate purposes.

     On January 21, 1997, the Company entered into an agreement with Esenjay Petroleum Corp., one of the Company's active partners, to increase the Company's working interest in three projects in the Texas Gulf Coast trend and one project in the Mississippi/Alabama trend in exchange for consideration in the amount of $1,337,500.

     On March 5,1997, the Company, together with Santa Fe Energy Resources, Inc., one of the Company's active partners, was the high bidder on four offshore blocks offered in the Federal Lease Sale No. 166, Central Gulf of Mexico. One of these high bids has been awarded to the Company, while the remaining three high bids are subject to review and approval by the U.S. Minerals Management Service, and are not final until approval is obtained. The Company has incurred pre-lease costs of $260,000 and has committed an additional $839,765 for this acreage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a knowledge-based oil and gas exploration company whose core competence and strategic focus is the utilization of 3-D imaging and other advanced technologies in the search for commercial quantities of hydrocarbons. The Company enters into arrangements that enable it to combine its expertise and exploration capabilities with the operating skills of other oil and gas companies. The Company participates in carefully selected exploration projects as a non-operating working interest owner, sharing both risks and rewards with its partners. The Company commenced operations in January 1993 to take advantage of perceived opportunities emerging from changes in the domestic oil and gas industry, including the divestiture of domestic oil and gas properties, advances in technology and the outsourcing of specialized technical capabilities. By reducing drilling risk through 3-D imaging and analysis, the Company seeks to improve the expected return on investment in its oil and gas projects. As a result of the development of the Company's business and the utilization of a portion of the net proceeds of the Offering during the three months ended March 31, 1997, the period to period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.


RESULTS OF OPERATIONS

     The following table sets forth certain operating information of the Company during the periods indicated:


                                                  THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                      1996           1997
                                                ---------------  -------------
PRODUCTION:

    Gas (MMcf).......................................  26.7          225.4
    Oil and condensate (MBbls).......................   2.3            2.0
    Total equivalent (MMcfe).........................  40.5          237.4
AVERAGE SALES PRICE:
    Gas (per Mcf)....................................$ 1.95         $ 2.77
    Oil and condensate (per Bbl).....................$18.88         $24.05
AVERAGE EXPENSES (PER MCFE):
    Lease operating (1)..............................$ 0.37         $ 0.38
    Depletion of oil and gas properties (2)..........$ 1.12         $ 1.16


(1) Includes all direct expenses of operating the Company's properties, as well as severance and ad valorem taxes.

(2) Excludes depreciation and amortization of technical interpretation equipment, office furniture and equipment and office leasehold improvements, impairments of oil and gas properties and amortization of organization costs.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Oil and Gas Revenues. Oil and gas revenues increased to $672,270 for the three months ended March 31, 1997 (the "1997 period") from $94,563 for the three months ended March 31,1996 (the "1996 period"). Of this increase, approximately $463,000, or 80%, was attributable to an increase in production and $114,000, or 20%, was attributable to an increase in the average sales price for natural gas and oil. Production increased by 490% to approximately 237.4 MMcfe for the 1997 period, from 40.5 MMcfe for the 1996 period. The increased production resulted from successful wells drilled during the last nine months of 1996 and the 1997 period. The average sales prices for oil increased 27% to $24.05 during the 1997 period from $18.88 for the 1996 period. The average sales price for natural gas increased by 42% to $2.77 per Mcf for the 1997 period from $1.95 per Mcf for the 1996 period.

Lease Operating Expense. Lease operating expense (including production and ad valorem taxes) increased to $91,084 for the 1997 period from $14,710 for the 1996 period. This increase was primarily attributable to the increase in production during the 1997 period. Lease operating expense per Mcfe increased by 5% to $0.38 per Mcfe for the 1997 period from $0.37 per Mcfe for the 1996 period. Although the Company is unable to predict with certainty the lease operating expense per Mcfe that may be incurred in the future, the Company does not anticipate that such expenses on a per Mcfe basis will be in amounts less than those which were incurred during the 1997 period.

Depletion, Depreciation and Amortization Expense. The major components of depletion, depreciation and amortization are depletion of oil and gas properties and depreciation and amortization of technical and office equipment.

Depletion of oil and gas properties for the 1997 period increased to $276,106
from $45,000 for the   1996 period. The increase in depletion of oil and gas
properties resulted from the increase in oil and gas production during the 1997 period. Depletion of oil and gas properties per Mcfe for the 1997 period increased 4% to $1.16 from $1.12 due to reserve increases occurring at a slower rate than the increase in the Company's evaluated property full cost pool of capitalized costs during the 1997 period.

Depreciation and amortization of technical interpretation equipment, office furniture and equipment and office leasehold improvements increased to $149,593 for the 1997 period from $93,481 for the 1996 period. This increase was primarily attributable to the acquisition of additional technical interpretation equipment and software with an approximate cost of $512,000 during 1997.

Impairment of Oil and Gas Properties. No oil and gas impairment charges were recorded as of March 31, 1997. Oil and gas impairment charges recorded during the 1996 period totaled $203,918, primarily as a result of completion of the evaluation of a prospect which had poor drilling results during the period. The addition of the total investment in this prospect to evaluated costs resulted in impairment charges under the Company's full cost accounting policy for oil and gas operations.

General and Administrative Expense. General and administrative expense, net of costs capitalized to exploration and development projects, increased to $447,451 for the 1997 period from $292,050 for the 1996 period. This increase was attributable to (1) expenses associated with hiring additional personnel as part of the planned increase in the Company's activities, and (2) compensation expense recognized in connection with stock options granted during the twelve months prior to the initial filing with the Securities and Exchange Commission of a registration statement relating to the Offering, which expense is based on the difference between the exercise price of such options and the initial $11.00 per share Offering price of the Common Stock.

Rental Income. Rental income increased to $84,503 for the 1997 period from $12,710 for the 1996 period. The Company derives rental income pursuant to an agreement to exchange use of certain of the Company's technical and office equipment by an independent seismic processing company for a percentage of the gross fee billings of such seismic processing company. As a result, the rental income recognized by the Company varies significantly from period to period.

Interest and Other Income. Interest and other income increased to $167,003 for the 1997 period from $88,747 for the 1996 period, primarily as a result of an increase in short-term investments made with the proceeds of the Offering.

Net Loss. The Company's net loss decreased to $40,458 for the 1997 period from $453,139 for the 1996 period, primarily as a result of the substantial increase in revenues, offset by a 49% increase in total costs and expenses, as detailed above,

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital in the amount of $15.6 million. To date, the Company has funded its oil and gas exploration activities principally through cash provided by the sale of equity securities.

On December 26, 1996, the Company completed an Initial Public Offering for the sale of 2,400,000 shares of Common Stock. From the date of the Initial Public Offering through March 31, 1997, the net proceeds of the Offering, approximated $27.4 million, including over-allotment. Of such proceeds, approximately $9.0 million has been paid through March 31, 1997 (1) to redeem all the issued and outstanding shares of the Series B Preferred Stock, (2) for capital and exploration expenditures, (3) to pay dividends accrued on the issued and outstanding Series C Preferred Stock and (4) for general corporate purposes, including expenses associated with hiring additional personnel. The Company plans to use the remaining proceeds to fund future capital and exploration programs and general corporate purposes.

Net cash used in investing activities for the 1997 period was $5.3 million. The acquisition, exploration and development of oil and gas properties in the amount of $4.8 million was the principal use of cash in the Company's investing activities during the 1997 period. During the 1996 period, the Company had a net source of cash from investing activities in the amount of $786,327, primarily as a result of the maturity of investment securities held to maturity totaling $1.6 million, offset by the acquisition, exploration and development of oil and gas properties in the amount of $580,926.

The Company has no outstanding long-term debt and is not a party to any debt or collateral-based lending arrangements. The Company has never utilized commodity swaps for its oil and gas production and it does not anticipate doing so in the foreseeable future. In addition, the Company has not entered into any hedging transactions and has no current intention to do so in the future.

The development of the Company's business has in the past required substantial oil and gas capital expenditures. To meet its goal, the Company in the future will be required to make oil and gas capital expenditures substantially in excess of historical levels to acquire, explore and develop oil and gas properties. Capital expenditures for oil and gas exploration and production activities during the 1996 and 1997 periods, were $580,926 and $4.8 million, respectively. Capital expenditures for the Company's oil and gas exploration and production activities during the year ended December 31, 1997 were originally budgeted at $14.9 million. However, the Company continues to identify new opportunities for capital investment and total spending for 1997 could exceed this amount. The timing and amount of the Company's capital spending is also dependent on the outcome of exploratory drilling activities.

Although the Company presently has no current commitment or intention to sell all or any portion of its working interests, the sales could be used as a source of liquidity by the Company in the future.

The Company expects that its available cash and expected cash flows from operating activities will be sufficient to meet its financial obligations and fund its planned exploration and drilling activities for the short term (through March 31, 1998), provided, that (i) there are no significant declines in oil and gas prices below current levels or anticipated seasonal lows, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties and (iii) the Company is able to discover and produce commercial quantities of oil and gas and within the time frame the Company has predicted. The Company intends to satisfy its long-term liquidity requirements from a combination of expected cash flow generated from operations, borrowings from financial institutions (which may be secured by the Company's oil and gas reserves) and from future public or private offerings of equity and/or debt securities. For liquidity purposes, the Company considers "long-term" to be the second, third and fourth twelve-month periods following March 31, 1997.

In the event the cash flows from the Company's operating activities and the current working capital surplus are not sufficient to fund development and exploration expenditures, or results from developmental drilling are not as successful as anticipated, the Company will be required to modify the implementation of its operating strategy unless additional financing is available. There can be no assurance such financing would be available on terms which would be acceptable to the Company.

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

OTHER

In connection with stock options granted within one year prior to the initial filing of the registration statement relating to the Initial Public Offering, the Company recorded deferred compensation expense based on the difference between the option exercise price and the fair value of the common stock at the date of grant (using the $11.00 per share Offering price as an estimate of the fair value). As of March 31, 1997, the Company had unamortized deferred compensation of $853,978 which will be charged to expense during the next four years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that the drilling of wells in projects in which the Company has a working interest may be delayed or abandoned, actual rates of production may not reach anticipated levels and opportunities for the Company to acquire future working interests in additional projects on terms considered reasonable to the Company may be limited or unavailable, changing economic, regulatory and competitive conditions, other technological developments and other risks and uncertainties, including those set forth herein. The Company's future financial results will depend primarily on: (i) the Company's ability to continue to source and screen potential projects; (ii) the Company's ability to discover commercial quantities of hydrocarbons; (iii) the market price for oil and gas; and (iv) the Company's ability to fully implement its exploration and development program. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production. The Company expects that its available cash and expected cash flows from operating activities will be sufficient to meet its financial obligations and fund its planned exploration and drilling activities for the short term (twelve months from March 31, 1997), provided, that (i) there are no significant declines in oil and gas prices below current levels or anticipated seasonal lows, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties and (iii) the Company is able to discover and produce commercial quantities of oil and gas within the time frame, at rates of production the Company has predicted. The Company intends to satisfy its long-term liquidity requirements from a combination of expected cash flow generated from operations, borrowings from financial institutions (which may be secured by the Company's oil and gas reserves) and from future public or private offerings of equity and/or debt securities. For liquidity purposes, the Company considers "long-term" to be the second, third and fourth twelve month periods following March 31, 1997.

PART  II.  OTHER INFORMATION

ITEM 1  Legal Proceedings

        None

ITEM 2  Changes in Securities

        None

ITEM 3  Defaults Upon Senior Securities

        None

ITEM 4  Submission of Matters to a Vote of Security Holders

        None

ITEM 5  Other Information

        None

ITEM 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11.1 Computation of Earnings per Share

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    3DX TECHNOLOGIES INC.
                                    (Registrant)



        Date: May 14, 1997          By: /s/ C. Eugene Ennis
                                    ---------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



        Date: May 14, 1997          By: /s/ Randall D. Keys
                                    ---------------------------------------
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                       DESCRIPTION OF EXHIBIT

       11.1                        Computation of Earnings per Share.

       27.                         Financial Data Schedule (for SEC use only)