Form 10-Q
period 1997-06-30
3DX TECHNOLOGIES INC
filed 1997-08-14
CIK 915518

===============================================================================



                    U.S. SECURITIES AND  EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

       [ ]   Transition report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                          Commission File No. 0-21841

                             3DX TECHNOLOGIES INC.
                (Exact name registrant as specified in Charter)

               Delaware                                    76-0386601
  (State or other jurisdiction of                        (IRS Employer
   Incorporation or organization)                     Identification Number)

    12012 Wickchester, Suite 250
            Houston, Texas                                    77079
   (Address of principal executive                          (Zip Code)
              offices)

      Registrant's telephone number, including area code:  (281) 579-3398


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes    /X/            No  / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                   Outstanding
                -----                                   -----------
Common Stock, par value $0.01 per share     7,218,177 shares as of July 31, 1997

                             3DX TECHNOLOGIES INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                   Page

Item 1.  Financial Statements

         Balance Sheets
         December 31, 1996 and June 30, 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . .    3

         Statements of Operations for the
         Three Months Ended June 30, 1996 and 1997 (unaudited)  . . . . . . . . . . . . . . . . .    4

         Statements of Operations for the
         Six Months Ended June 30, 1996 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . .    5

         Statements of Changes in Common Stockholders' Equity (Deficit)
         for the Year Ended December 31, 1996 and for the Six Months
         Ended June 30, 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Statements of Cash Flows for the
         Six Months Ended June 30, 1996 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . .    7

         Notes to Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .   14

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                             3DX TECHNOLOGIES INC.

                                 BALANCE SHEETS



                                     ASSETS


                                                                           December 31,         June 30,
                                                                               1996               1997
                                                                           -----------       ------------
                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $17,521,745       $11,903,314
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         554,210           744,829
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         165,095           100,634
                                                                           -----------       -----------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . .      18,241,050        12,748,777
                                                                           -----------       -----------
 Property and equipment:
   Oil and gas properties (full-cost method-including $4,403,165 and
     $10,744,189, respectively, not subject to depletion,
     depreciation and amortization)  . . . . . . . . . . . . . . . . .       1,567,562        20,047,755
   Technical interpretation equipment  . . . . . . . . . . . . . . . .       1,505 534         2,361,390
   Office furniture, equipment and leasehold improvements  . . . . . .         205,531           271,593
                                                                           -----------       -----------
                                                                            13,278,627        22,680,738
   Less accumulated depletion, depreciation and amortization . . . . .      (4,702,296)       (5,838,740)
                                                                           -----------       -----------
                                                                             8,576,331        16,841,998
 Other assets:
   Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,886             7,886
   Organization costs, net of accumulated amortization . . . . . . . .           1,922               955
                                                                           -----------       -----------
                                                                           $26,827,189       $29,599,616
                                                                           ===========       ===========



                                LIABILITIES AND
                          COMMON STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                        $ 1,960,984       $ 1,203,220
   Accrued liabilities                                                         292,581           248,516
                                                                           -----------       -----------
     Total current liabilities   . . . . . . . . . . . . . . . . . . .       2,253,565         1,451,736
                                                                           -----------       -----------

 Common stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized,
   6,841,177 and 7,218,177 shares issued and outstanding, respectively          68,412            72,182
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .      34,189,700        38,081,761
   Deferred compensation related to certain stock options                     (893,040)         (713,683)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .      (8,791,448)       (9,292,380)
                                                                           -----------       -----------
     Total common stockholders' equity   . . . . . . . . . . . . . . .      24,573,624        28,147,880
                                                                           -----------       -----------
                                                                           $26,827,189       $29,599,616
                                                                           ===========       ===========





   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                Three Months Ended June 30,
                                                               ----------------------------
                                                                  1996             1997
                                                               ----------       -----------
 Revenues:
   Oil and gas  . . . . . . . . . . . . . . . . . . . . . .    $   97,365       $  649,706
   Rental income  . . . . . . . . . . . . . . . . . . . . .        79,767           32,694
   Interest and other . . . . . . . . . . . . . . . . . . .        71,676          241,140
                                                               ----------       ----------
     Total revenues . . . . . . . . . . . . . . . . . . . .       248,808          923,540
                                                               ----------       ----------

Costs and expenses:
   Lease operating  . . . . . . . . . . . . . . . . . . . .         5,679           62,525
   Production and ad valorem taxes  . . . . . . . . . . . .         6,410           40,995
   Impairment of oil and gas properties . . . . . . . . . .     1,090,718                -
   Depletion, depreciation, and amortization  . . . . . . .        45,000          526,592
   General and administrative . . . . . . . . . . . . . . .       473,842          753,902
                                                              -----------       ----------
     Total costs and expenses . . . . . . . . . . . . . . .     1,621,649        1,384,014
                                                              -----------       ----------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .    (1,372,840)       ( 460,474)
Dividends on preferred stock  . . . . . . . . . . . . . . .      (168,388)               -
Accretion on preferred stock  . . . . . . . . . . . . . . .       (13,711)               -
                                                              -----------       ----------

Net loss applicable to common stockholders  . . . . . . . .   $(1,554,939)      $( 460,474)
                                                              ===========       ==========

Primary and fully diluted net loss per common share . . . .         $(.49)           $(.06)
                                                                    =====            =====

Weighted average number of common shares outstanding  . . .     3,150,402        7,216,265
                                                              ===========       ==========





   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Six Months Ended June 30,
                                                           ----------------------------
                                                               1996             1997
                                                           -----------      -----------
Revenues:
  Oil and gas  . . . . . . . . . . . . . . . . . . . . . . $   191,928      $ 1,321,976
  Rental income  . . . . . . . . . . . . . . . . . . . . .      92,477          117,197
  Interest and other . . . . . . . . . . . . . . . . . . .     160,423          408,143
                                                           -----------      -----------
    Total revenues . . . . . . . . . . . . . . . . . . . .     444,828        1,847,316
                                                           -----------      -----------

Costs and expenses:
  Lease operating  . . . . . . . . . . . . . . . . . . . .      14,611         103,640
  Production and ad valorem taxes  . . . . . . . . . . . .      12,187          91,014
  Impairment of oil and gas properties . . . . . . . . . .   1,294,636               -
  Depletion, depreciation, and amortization  . . . . . . .      90,000         802,697
  General and administrative . . . . . . . . . . . . . . .     859,374       1,350,897
                                                           -----------      ----------
    Total costs and expenses . . . . . . . . . . . . . . .   2,270,808       2,348,248
                                                           -----------      ----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  (1,825,979)       (500,932)
Dividends on preferred stock . . . . . . . . . . . . . . .    (339,972)              -
Accretion on preferred stock . . . . . . . . . . . . . . .     (27,422)              -
                                                           -----------      ----------
Net loss applicable to common stockholders . . . . . . . . $(2,193,373)     $ (500,932)
                                                           ===========      ==========

Primary and fully diluted net loss per common share  . . .       $(.70)          $(.07)
                                                                 =====           =====

Weighted average number of common shares outstanding . . .   3,149,635       7,164,414
                                                           ===========      ==========





   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

        STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
            (Unaudited from January 1, 1997 through June 30, 1997)


                                                        Common Stockholders' Equity (Deficit)
                             ---------------------------------------------------------------------------------------------
                                 Common Stock                                                      Stock
                             --------------------    Paid-In        Deferred     Accumulated   Subscriptions
                               Shares     Amount     Capital      Compensation     Deficit       Receivable       Total
                             ---------  ---------  -----------    ------------   ------------  -------------   -----------
Balance at December 31,
  1995......................  2,987,908  $  29,879  $ 1,730,459    $ (837,864)    $ (5,115,037)    $  (47,756)  $(4,240,319)
Principal collections.......          -          -            -             -                -         47,756        47,756
Shares issued for exercise
  of stock options..........      3,124         31          573             -                -              -           604
Accrual of dividends........          -          -            -             -         (520,393)             -      (520,393)
Accretion on preferred
  stock.....................          -          -            -             -          (54,844)             -       (54,844)
Deferred compensation
  related to certain stock
  options...................          -          -      922,806      (922,806)               -              -             -
Compensation expense
  related to certain stock
  options...................          -          -            -       867,630                -              -       867,630
Shares issued for Initial
  Public Offering (net of
  offering costs)...........  2,400,000     24,000   23,539,064             -                -              -    23,563,064
Conversion of Series C
  preferred to common
  stock.....................  1,450,145     14,502    7,996,798             -                -              -     8,011,300
Redemption premium paid on
  Series B preferred stock..          -          -            -             -         (365,810)             -      (365,810)
Net loss....................          -          -            -             -       (2,735,364)             -    (2,735,364)
                              ---------  ---------  -----------     ---------     ------------     ----------   -----------
Balance at December 31,
  1996......................  6,841,177     68,412   34,189,700      (893,040)      (8,791,448)             -    24,573,624
Shares issued to cover
  over-allotments from
  Initial Public Offering
  (net of offering costs)...    375,000      3,750    3,795,451                                                   3,799,201
Deferred compensation
  related to certain stock                                                                                                -
  options...................                             96,108       (96,108)
Compensation expense
  related to certain stock
  options...................          -          -            -       275,465                -              -       275,465
Shares issued for exercise
  of stock options..........      2,000         20          502             -                -              -           522
Net loss....................         -           -            -             -         (500,932)             -      (500,932)
                              ---------  ---------  -----------     ---------     ------------     ----------   -----------
Balance at June 30, 1997....  7,218,177  $  72,182  $38,081,761     $(713,683)    $ (9,292,380)    $        -   $28,147,880
                              =========  =========  ===========     =========     ============     ==========   ===========





   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                           SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------------
                                                                           1996               1997
                                                                        -----------       -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(1,825,979)       $   (500,932)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depletion, depreciation and amortization . . . . . . . . . . .        303,302           1,137,410
      Compensation expense related to certain stock options  . . . .        325,932             275,465
      Impairment of oil and gas properties . . . . . . . . . . . . .      1,294,636                   -
      (Increase) decrease in accounts receivable . . . . . . . . . .        (84,436)           (190,619)
      (Increase) decrease in prepaid expenses  . . . . . . . . . . .         54,570              64,461
      Increase (decrease) in accounts payable  . . . . . . . . . . .        216,739            (163,599)
      Increase (decrease) in accrued liabilities . . . . . . . . . .          1,114            ( 44,065)
                                                                        -----------        ------------
  Net cash provided by operating activities  . . . . . . . . . . . .        285,878             578,121
                                                                        -----------        ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, exploration and development of oil and
   gas properties  . . . . . . . . . . . . . . . . . . . . . . . . .     (1,868,929)         (9,074,357)
  Purchase of technical and office equipment and leasehold                 (182,267)           (532,595)
   improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .
  Purchase of technical equipment from Landmark
   Graphics Corporation  . . . . . . . . . . . . . . . . . . . . . .      ( 219,461)           (389,323)
  Proceeds from securities held to maturity  . . . . . . . . . . . .      1,595,167                   -
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,000                   -
                                                                        -----------        ------------
  Net cash provided by (used in) investing activities  . . . . . . .       (670,490)         (9,996,275)
                                                                        -----------        ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock proceeds, net of issuance costs . . . . . . . . . . .            604           3,799,723
                                                                        -----------        ------------
  Net cash provided by financing activities  . . . . . . . . . . . .            604           3,799,723
                                                                        -----------        ------------
 Net change in cash and cash equivalents . . . . . . . . . . . . . .       (384,008)         (5,618,431)
 Cash and cash equivalents at beginning of the period  . . . . . . .      5,704,014          17,521,745
                                                                        -----------        ------------
 Cash and cash equivalents at end of the period  . . . . . . . . . .    $ 5,320,006        $ 11,903,314
                                                                        ===========        ============



   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of 3DX Technologies Inc. (the "Company") at June 30,1997 and the results of operations for the interim periods presented. All such adjustments made have been of a normal and recurring nature. Because of various factors, results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1997. Reference is made to the Company's December 31, 1996 audited financial statements, including the notes thereto.

2.  RECENT EVENTS

         On December 26, 1996, the Company completed an initial public offering (the "Offering") of 2,400,000 shares of Common Stock. In January 1997, the Company issued and sold 375,000 additional shares of Common Stock in connection with an option granted to the underwriters of the Offering to purchase additional shares of Common Stock to cover over-allotments. The Company received additional net proceeds of approximately $3.8 million upon issuance of these shares. From the date of the Offering through June 30, 1997, the aggregate net proceeds of the Offering, which approximated $27.4 million, have been used (1) to redeem all the issued and outstanding shares of the Company's Redeemable Preferred Stock, Series B, par value $.01 per share, (2) for capital and exploration expenditures, (3) to pay dividends accrued prior to conversion to Common Stock on the Company's Senior Redeemable Convertible Preferred Stock, Series C, par value $.01 per share and (4) for general corporate purposes, including expenses associated with hiring additional personnel. The Company plans to use the remaining proceeds to fund future capital and exploration programs and for general corporate purposes.

         On January 21, 1997, the Company entered into an agreement with Esenjay Petroleum Corp., one of the Company's partners, to increase the Company's working interest in three projects in the Texas Gulf Coast trend and one project in the Mississippi/Alabama trend in exchange for consideration in the amount of $1,337,500.

         On March 5,1997, the Company, together with Santa Fe Energy Resources, Inc., one of the Company's partners, was the high bidder on four offshore blocks offered in the Federal Lease Sale No. 166, Central Gulf of Mexico. One of these high bids has been awarded to the Company, while the remaining three high bids are subject to review and approval by the U.S. Minerals Management Service, and are not final until approval is obtained. The Company has incurred pre-lease costs of $260,000 and has committed an additional $855,000 for this acreage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
         The Company is a knowledge-based oil and gas exploration company whose core competence and strategic focus is the utilization of 3-D imaging and other advanced technologies in the search for commercial quantities of hydrocarbons. The Company enters into arrangements that enable it to combine its expertise and exploration capabilities with the operating skills of other oil and gas companies. The Company participates in carefully selected exploration projects as a non-operating working interest owner, sharing both risks and rewards with its partners. The Company commenced operations in January 1993 to take advantage of perceived opportunities emerging from changes in the domestic oil and gas industry, including the divestiture of domestic oil and gas properties, advances in technology and the outsourcing of specialized technical capabilities. By reducing drilling risk through 3-D imaging and analysis, the Company seeks to improve the expected return on investment in its oil and gas projects. As a result of the development of the Company's business and the utilization of a portion of the net proceeds of the Offering during the three months and the six months ended June 30, 1997, the period to period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.


Results of Operations
         The following table sets forth certain operating information of the Company during the periods indicated:

                                                     Three Months Ended June 30,
                                                    ---------------------------
                                                        1996           1997
                                                        ----           ----
Production:
     Gas (MMcf) ..................................      24.2           296.3
     Oil and condensate (MBbls) ..................       1.9             2.7
     Total equivalent (MMcfe) ....................      35.6           312.5
 Average sales price:
     Gas (per Mcf) ...............................      $2.38           $2.01
     Oil and condensate (per Bbl) ................     $21.23          $19.56
 Average Expenses (per Mcfe):
     Lease operating (1) .........................      $0.34           $0.33
     Depletion of oil and gas properties (2) .....      $1.26           $1.69

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1996           1997
                                                        ----           ----
Production:
     Gas (MMcf) ..................................      50.9           521.6
     Oil and condensate (MBbls) ..................       4.1             4.7
     Total equivalent (MMcfe) ....................      75.5           549.8
 Average sales price:
     Gas (per Mcf) ...............................      $2.15           $2.34
     Oil and condensate (per Bbl) ................     $19.95          $21.45
 Average Expenses (per Mcfe):
     Lease operating (1) .........................      $0.35           $0.35
     Depletion of oil and gas properties (2) .....      $1.19           $1.46

-------------
(1) Includes all direct expenses of operating the Company's properties, as well as severance and ad valorem taxes.
(2) Excludes depreciation and amortization of technical interpretation equipment, office furniture and equipment and office leasehold improvements, impairments of oil and gas properties and amortization of organization costs.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997

Oil and Gas Revenues. Oil and gas revenues increased to $649,706 for the three months ended June 30, 1997 (the "1997 quarter") from $97,365 for the three months ended June 30,1996 (the "1996 quarter"). This increase was attributable to higher production levels, partially offset by lower average prices for sales of oil and gas. Production increased to approximately 312.5 MMcfe in the 1997 quarter, from 35.6 MMcfe in the 1996 quarter. The increased production resulted from successful wells drilled during the last six months of 1996 and the first six months of 1997. The average sales price for oil decreased 8% to $19.56 during the 1997 quarter from $21.23 for the 1996 quarter. The average sales price for natural gas decreased by 15% to $2.01 per Mcf for the 1997 quarter from $2.38 per Mcf for the 1996 quarter.

Lease Operating Expense. Lease operating expense (including production and ad valorem taxes) increased to $103,520 for the 1997 quarter from $12,089 for the 1996 quarter. This increase was primarily attributable to the additional costs of operating the new producing wells drilled during the last six months of 1996 and the first six months of 1997. Lease operating expense per Mcfe decreased by 3% to $0.33 per Mcfe for the 1997 quarter from $0.34 per Mcfe for the 1996 quarter.

Depletion, Depreciation and Amortization Expense. Depletion of oil and gas properties for the 1997 quarter increased to $526,592 from $45,000 for the 1996 quarter. The increase in depletion of oil and gas properties, which is computed using the units of production method, resulted primarily from the increase in oil and gas production during the 1997 quarter. Depletion of oil and gas properties per Mcfe for the 1997 quarter also increased 33% to $1.69 over the rate per Mcfe of $1.26 in the corresponding quarter in 1996. The increase in the rate resulted from greater additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe. This was principally the result of the costs of two unsuccessful wells drilled on an Alabama prospect in the second quarter of 1997.

Impairment of Oil and Gas Properties. No oil and gas impairment charges were recorded in the 1997 quarter. Oil and gas impairment charges recorded during the 1996 quarter totaled $1,090,718, primarily as a result of the evaluation of prospects which had poor drilling results during the 1996 quarter. The addition of the total investment in these prospects to evaluated costs resulted in impairment charges under the Company's full cost accounting policy for oil and gas activities.

General and Administrative Expense. General and administrative expense, net of costs capitalized to exploration and development projects, increased to $753,902 for the 1997 quarter from $473,842 for the 1996 quarter. This increase was attributable to (1) expenses associated with hiring additional personnel as part of the planned increase in the Company's activities, and (2) compensation expense recognized in connection with stock options granted during the twelve months prior to the initial filing with the Securities and Exchange Commission of a registration statement relating to the Offering, which expense is based on the difference between the exercise price of such options and the initial $11.00 per share Offering price of the Common Stock.

Rental Income. Rental income decreased to $32,694 for the 1997 quarter from $79,767 for the 1996 quarter. The Company derives rental income pursuant to an agreement to exchange use of certain of the Company's technical and office equipment by an independent seismic processing company for a percentage of the gross fee billings of such seismic processing company. The rental income recognized by the Company can vary significantly from quarter to quarter.

 Interest and Other Income. Interest and other income increased to $241,140 for the 1997 quarter from $71,676 for the 1996 quarter, primarily as a result of higher interest income on increased cash and cash equivalent balances as a result of the proceeds of the Offering.

Net Loss. The Company's net loss decreased to $460,474 for the 1997 quarter from $1,372,840 for the 1996 quarter, primarily as a result of the charge for the impairment of oil and gas properties in the 1996 quarter with no corresponding charge in the 1997 quarter, and from the substantial increase in revenues, offset by a 62% increase in total costs and expenses (excluding impairment charges), as detailed above.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1997

Oil and Gas Revenues. Oil and gas revenues increased to $1,321,976 for the six months ended June 30, 1997 (the "1997 period") from $191,928 for the six months ended June 30,1996 (the "1996 period"). This increase was primarily attributable to higher production levels, but the Company also benefited from higher average prices for sales of oil and gas. Production increased by over 600% to approximately 549.8 MMcfe for the 1997 period, from 75.5 MMcfe for the 1996 period. The increased production resulted from successful wells drilled during the last six months of 1996 and the first six months of 1997. The average sales price for oil increased 8% to $21.45 during the 1997 period from $19.95 for the 1996 period. The average sales price for natural gas increased by 9% to $2.34 per Mcf for the 1997 period from $2.15 per Mcf for the 1996 period.

Lease Operating Expense. Lease operating expense (including production and ad valorem taxes) increased to $194,604 for the 1997 period from $26,799 for the 1996 period. This increase was primarily attributable to the additional costs of operating new producing wells drilled during the last six months of 1996 and
the first six months of 1997.   Lease operating expense per Mcfe remained
constant at $0.35 per Mcfe for both the 1997 period and the 1996 period.

Depletion, Depreciation and Amortization Expense. Depletion of oil and gas properties for the 1997 period increased to $802,698 from $90,000 for the 1996 period. The increase in depletion of oil and gas properties resulted from the increase in oil and gas production during the 1997 period. Depletion of oil and gas properties per Mcfe for the 1997 quarter also increased 23% to $1.46 over the rate per Mcfe of $1.19 in the corresponding quarter in 1996. The increase in the rate resulted from greater additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe. This was principally the result of the costs of two unsuccessful wells drilled on an Alabama prospect in the second quarter of 1997.

Impairment of Oil and Gas Properties. No oil and gas impairment charges were recorded in the 1997 period. Oil and gas impairment charges recorded during the 1996 period totaled $1,294,636, primarily as a result of the evaluation of prospects which had poor drilling results during the period. The addition of the total investment in these prospects to evaluated costs resulted in impairment charges under the Company's full cost accounting policy for oil and gas operations.

General and Administrative Expense. General and administrative expense, net of costs capitalized to exploration and development projects, increased to $1,350,897 for the 1997 period from $859,374 for the 1996 period. This increase was attributable to (1) expenses associated with hiring additional personnel as part of the planned increase in the Company's activities, and (2) compensation expense recognized in connection with stock options granted during the twelve months prior to the initial filing with the Securities and Exchange Commission of a registration statement relating to the Offering, which expense is based on the difference between the exercise price of such options and the initial $11.00 per share Offering price of the Common Stock.

Rental Income. Rental income increased to $117,197 for the 1997 period from $92,477 for the 1996 period. The Company derives rental income pursuant to an agreement to exchange use of certain of the Company's technical and office equipment by an independent seismic processing company for a percentage of the gross fee billings of such seismic processing company. The rental income recognized by the Company can vary significantly from period to period.

 Interest and Other Income. Interest and other income increased to $408,143 for the 1997 period from $160,423 for the 1996 period, primarily as a result of higher interest income on increased cash and cash equivalent balances as a result of the proceeds of the Offering.

Net Loss. The Company's net loss decreased to $500,932 for the 1997 period from $1,825,979 for the 1996 period, primarily as a result of the charge for the impairment of oil and gas properties in the 1996 period with no corresponding charge in the 1997 period, and from the substantial increase in revenues, offset by a 140% increase in total costs and expenses (excluding impairment charges), as detailed above.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital in the amount of $11.3 million. To date, the Company has funded its oil and gas exploration activities principally through cash provided by the sale of equity securities.

On December 26, 1996, the Company completed an initial public offering (the "Offering") for the sale of 2,400,000 shares of Common Stock. The net proceeds of the Offering, after associated expenses, approximated $27.4 million, including proceeds from the sale of 375,000 shares issued to cover the underwriter's over-allotment. Of such proceeds, approximately $7.5 million was used to redeem all the shares of the Series B Preferred Stock and to pay dividends accrued on the Series C Preferred Stock. Through June 30, 1997, the Company has used the net proceeds of the Offering to make capital expenditures in the amounts of $9.1 million related to its oil and gas exploration and development activities and $.9 million for the acquisition of technical equipment used in its oil and gas activities. The Company plans to use the remaining proceeds of the Offering to fund future capital and exploration programs and for general corporate purposes.

Net cash used in investing activities for the six months ended June 30, 1997 was $10.0 million. Of this total, $9.1 million was used for the acquisition, exploration and development of oil and gas properties. During the six months ended June 30, 1996, net cash used in investing activities amounted to $.7 million, primarily as a result of the acquisition, exploration and development of oil and gas properties in the amount of $1.9 million, offset in part by the proceeds from securities held to maturity of $1.6 million.

The development of the Company's business has in the past required substantial oil and gas capital expenditures. To achieve its goals, the Company anticipates making oil and gas capital expenditures substantially in excess of historical levels to acquire, explore and develop oil and gas properties. Capital expenditures for oil and gas exploration and production activities during the six month periods ended June 30, 1996 and 1997 were $1.9 million and $9.1 million, respectively. Capital expenditures for the Company's oil and gas exploration and production activities during the year ended December 31, 1997 were originally budgeted at $14.9 million. However, the Company continues to identify new opportunities for oil and gas capital investment. As a result, total spending for 1997 is currently expected to be in excess of $18.0 million. The timing and amount of the Company's capital spending is dependent on the outcome of exploratory drilling activities.

The Company expects that its available cash and expected cash flows from operating activities will be sufficient to meet its financial obligations and fund its planned exploration and drilling activities through December 31, 1997. The Company's projections are dependent on the following assumptions: (i) there are no significant declines in oil and gas prices below current levels or anticipated seasonal lows, (ii) there are no significant declines in oil and gas production from existing properties other than declines in production currently anticipated based on engineering estimates of the decline curves associated with such properties and (iii) the Company is able to discover and produce commercial quantities of oil and gas and within the time frame the Company has predicted. To enable it to continue to take advantage of oil and gas exploration and development opportunities, the Company intends to seek additional financing to satisfy its capital requirements subsequent to December 31, 1997. The Company anticipates satisfying its future capital requirements from a combination of expected cash flow generated from operations, borrowings from financial institutions (which may be secured by the Company's oil and gas reserves) and from future public or private offerings of equity and/or debt securities. In the absence of additional financing, the Company could be required to modify the implementation and timing of its oil and gas exploration and development program subsequent to December 31, 1997 since capital expenditures relating thereto would be limited to cash flow from operating activities. No assurance can be given that the Company will be able to obtain additional financing on terms which would be acceptable to the Company.

The Company has never utilized commodity swaps for its oil and gas production and it does not anticipate doing so in the foreseeable future. In addition, the Company has never entered into any hedging transactions and has no current intention to do so in the future. The Company currently has no outstanding long-term debt and is not a party to any debt or collateral-based lending arrangements. Long-term debt or collateral-based lending arrangements could be used as a source of liquidity by the Company in the future. Additionally, although the Company presently has no current commitment or intention to sell all or any portion of its working interests, such sales could be used as a source of liquidity by the Company in the future.

Effects of Inflation and Changes in Price

The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases (decreases), there could be a corresponding increase (decrease) in the operating costs that the Company is required to bear for operations, as well as an increase (decrease) in revenues. Historically, inflation has had a minimal effect on the Company.

Other

In connection with stock options granted within one year prior to the initial filing of the registration statement relating to the Offering, the Company recorded deferred compensation expense based on the difference between the option exercise price and the fair value of the common stock at the date of grant (using the $11.00 per share Offering price as an estimate of the fair value). As of June 30, 1997, the Company had unamortized deferred compensation of $713,683 which will be charged to expense during the next four years.

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

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Stockholders (the "Meeting") of the Company was held on June 13, 1997 in Houston, Texas. At the Meeting, holders of 5,549,501 shares Common Stock, representing 76.9% of the 7,216,177 shares outstanding and entitled to vote at the Meeting, were present either in person or by proxy solicited in accordance with Regulation 14A of the Securities Exchange Act of 1934, as amended. The following actions were taken at the Meeting:

(a) A proposal to amend the Company's Certificate of Incorporation and By-laws to eliminate the classification of the Company's Board of Directors was approved by the Company's stockholders, with 4,987,345 shares voted in favor, 561,956 shares voted against and 200 shares abstaining.

(b) The five nominees to the Company's Board of Directors, Jon W. Bayless, Robert H. Chaney, Charles E. Edwards, C. Eugene Ennis, and Douglas C. Williamson, were elected with votes totaling 5,549,301 shares in favor and 200 shares abstaining for each of the five Director nominees.

(c) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1994 Stock Option Plan by 500,000 shares was approved with 4,775,330 shares voted in favor, 174,302 shares voted against, 37,913 shares abstaining and 561,956 broker non-votes.

(d) A proposal to ratify the selection of Arthur Andersen LLP as independent accountants to audit the books and records of the Company for the fiscal year ended December 31, 1997 was approved with 5,549,301 shares voted in favor and 200 shares abstaining.

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

              3.1 Second Amended and Restated By-laws of the Company, as amended

             11.1    Computation of Earnings per Share

             27.     Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    3DX TECHNOLOGIES INC.
                                    (Registrant)



Date: August 14, 1997               By:           /s/ C. Eugene Ennis
      ---------------               -------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: August 14, 1997               By:           /s/ Randall D. Keys
      ---------------               -------------------------------------------
                                    Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number          Description of Exhibit
 ------          ----------------------

  3.1            Second Amended and Restated By-laws of the Company

 11.1            Computation of Earnings per Share.

 27              Financial Data Schedule (for SEC use only)