Form 10-Q
period 1997-09-30
3DX TECHNOLOGIES INC
filed 1997-11-14
CIK 915518

================================================================================


                  U.S. SECURITIES AND  EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

               For the quarterly period ended September 30, 1997

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

                                          Yes     X         No
                                                -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                       OUTSTANDING

  Common Stock, par value $0.01 per share         7,220,862 shares as of
                                                      November 5, 1997


================================================================================

                             3DX TECHNOLOGIES INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.    Financial Statements

           Balance Sheets
           December 31, 1996 and September 30, 1997 (unaudited)  . . . . . .  3

           Statements of Operations for the
           Three Months Ended September 30, 1996 and 1997 (unaudited)  . . .  4

           Statements of Operations for the
           Nine Months Ended September 30, 1996 and 1997 (unaudited) . . . .  5

           Statements of Changes in Common Stockholders' Equity (Deficit)
           for the Year Ended December 31, 1996 and for the Nine Months
           Ended September 30, 1997 (unaudited)  . . . . . . . . . . . . . .  6

           Statements of Cash Flows for the
           Nine Months Ended September 30, 1996 and 1997 (unaudited) . . . .  7

           Notes to Financial Statements (unaudited) . . . . . . . . . . . .  8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . .  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  . . . 13


PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.    Changes in Securities and Use of Proceeds   . . . . . . . . . . . 14

Item 3.    Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . 14

Item 4.    Submission of Matters to a Vote of Security Holders   . . . . . . 14

Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 14


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                              3DX TECHNOLOGIES INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                           DECEMBER 31,       SEPTEMBER 30,
                                                                               1996               1997
                                                                               ----               ----
                                                                                               (Unaudited)
 Current assets:
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $17,521,745       $  5,606,094
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . .         554,210            675,749
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         165,095             64,511
                                                                           -----------       ------------
           Total current assets. . . . . . . . . . . . . . . . . . . .      18,241,050          6,346,354
                                                                           -----------       ------------
 Property and equipment:
        Oil and gas properties (full-cost method-including
          $4,403,165  and $12,976,266, respectively,
          not subject to depletion, depreciation and
          amortization)  . . . . . . . . . . . . . . . . . . . . . . .      11,567,562         26,578,295
        Technical interpretation equipment . . . . . . . . . . . . . .       1,505,534          2,605,439
        Office furniture, equipment and leasehold improvements . . . .         205,531            271,511
                                                                           -----------       ------------
                                                                            13,278,627         29,455,245
        Less accumulated depletion, depreciation and amortization  . .      (4,702,296)        (6,630,914)
                                                                           -----------       ------------
                                                                             8,576,331         22,824,331
 Other assets:
        Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,886              7,886
        Organization costs, net of accumulated amortization. . . . . .           1,922                472
                                                                           -----------       ------------
                                                                           $26,827,189       $ 29,179,043
                                                                           ===========       ============



                                             LIABILITIES AND
                                       COMMON STOCKHOLDERS' EQUITY

 Current liabilities:
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     $ 1,960,984       $  1,014,283
        Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .         292,581            480,712
                                                                           -----------       ------------
               Total current liabilities . . . . . . . . . . . . . . .       2,253,565          1,494,995
                                                                           -----------       ------------

 Common stockholders' equity:
        Common stock, $.01 par value, 20,000,000 shares authorized,
          6,841,177 and 7,218,177 shares issued and outstanding,
          respectively. . . . . . . . . . . . . . . . . . . . . . . .           68,412             72,182
        Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .       34,189,700         38,081,761
        Deferred compensation related to certain stock options. . . .         (893,040)          (587,290)
        Accumulated deficit . . . . . . . . . . . . . . . . . . . . .       (8,791,448)        (9,882,605)
                                                                           -----------       ------------
               Total common stockholders' equity . . . . . . . . . . .      24,573,624         27,684,048
                                                                           -----------       ------------
                                                                           $26,827,189       $ 29,179,043
                                                                           ===========       ============





   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                   1996              1997
                                                                   ----              ----
 Revenues:
        Oil and gas  . . . . . . . . . . . . . . . . . . . .  $    216,531      $   718,356
        Rental income  . . . . . . . . . . . . . . . . . . .        27,621           88,286
        Interest and other   . . . . . . . . . . . . . . . .        57,255          122,349
                                                              ------------      -----------
          Total revenues   . . . . . . . . . . . . . . . . .       301,407          928,991
                                                              ------------      -----------

 Costs and expenses:
        Lease operating  . . . . . . . . . . . . . . . . . .        13,852            72,042
        Production and ad valorem taxes  . . . . . . . . . .        10,577            30,242
        Impairment of oil and gas properties   . . . . . . .       182,054               --
        Depletion, depreciation, and amortization  . . . . .        36,342           598,946
        General and administrative   . . . . . . . . . . . .       504,172           817,986
                                                               -----------       -----------
          Total costs and expenses   . . . . . . . . . . . .       746,997         1,519,216
                                                               -----------       -----------

 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .      (445,590)         (590,225)
 Dividends on preferred stock. . . . . . . . . . . . . . . .      (165,195)               --
 Accretion on preferred stock. . . . . . . . . . . . . . . .       (13,711)               --
                                                               -----------       -----------

 Net loss applicable to common stockholders . . . . . . . .     $ (624,496)        $ (590,225)
                                                               ===========         ==========

 Primary and fully diluted net loss per common share  . . .     $     (.20)        $     (.08)
                                                               ============        ==========

 Weighted average number of common shares outstanding . . .      3,151,949         7,218,177
                                                               ===========        ==========





   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                   1996              1997
                                                                   ----              ----
 Revenues:
        Oil and gas  . . . . . . . . . . . . . . . . . . . .  $     408,459     $   2,040,332
        Rental income  . . . . . . . . . . . . . . . . . . .        120,098           205,483
        Interest and other   . . . . . . . . . . . . . . . .        217,678           530,492
                                                              -------------     -------------
          Total revenues   . . . . . . . . . . . . . . . . .        746,235         2,776,307
                                                              -------------     -------------

 Costs and expenses:
        Lease operating  . . . . . . . . . . . . . . . . . .         28,463           175,682
        Production and ad valorem taxes  . . . . . . . . . .         22,764           121,256
        Impairment of oil and gas properties   . . . . . . .      1,476,690                --
        Depletion, depreciation, and amortization  . . . . .        126,342         1,401,643
        General and administrative   . . . . . . . . . . . .      1,363,546         2,168,883
                                                              -------------     -------------
          Total costs and expenses   . . . . . . . . . . . .      3,017,805         3,867,464
                                                              -------------     -------------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .     (2,271,570)       (1,091,157)
 Dividends on preferred stock. . . . . . . . . . . . . . . .       (505,167)               --

 Accretion on preferred stock. . . . . . . . . . . . . . . .        (41,133)               --
                                                              -------------     -------------

 Net loss applicable to common stockholders . . . . . . . .     $(2,817,870)      $(1,091,157)
                                                                ===========       ===========

 Primary and fully diluted net loss per common share  . . .     $      (.89)      $      (.15)
                                                                ===========       ===========

 Weighted average number of common shares outstanding . . .       3,150,410         7,183,913
                                                                ===========       ===========






   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

         STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
          (Unaudited from January 1, 1997 through September 30, 1997)


                                                                 COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                                     ----------------------------------------------------------
                                                                                   STOCK
                                                           COMMON STOCK            PAID-IN          DEFERRED
                                                       SHARES         AMOUNT       CAPITAL         COMPENSATION
                                                     ----------      --------    -----------       ------------

Balance at December 31, 1995 .....................     2,987,908     $ 29,879     $ 1,730,459        (837,864)
Principal collections ............................          --           --              --              --
Shares issued for exercise of
  stock options ..................................         3,124           31             573            --
Accrual of dividends .............................          --           --              --              --
Accretion on preferred stock .....................          --           --              --              --
Deferred compensation related
  to certain stock options .......................          --           --           922,806        (922,806)
Compensation expense related
  to certain stock options .......................          --           --              --           867,630
Shares issued for Initial Public
  Offering (net of offering
  costs) .........................................     2,400,000       24,000      23,539,064            --
Conversion of Series C
  preferred to common stock ......................     1,450,145       14,502       7,996,798            --
Redemption premium paid on
  Series B preferred stock .......................          --           --              --              --
Net loss .........................................          --           --              --              --
                                                                                  -----------     -----------
Balance at December 31, 1995 .....................     6,841,177       68,412      34,189,700        (893,040)
Shares issued to cover over-
  allotments from Initial Public
  Offering (net of offering
  costs) .........................................       375,000        3,750       3,795,451            --
Deferred compensation related
  to certain stock options .......................          --           --            96,108         (96,108)
Compensation expense related
  to certain stock options .......................          --           --              --           401,858
Shares issued for exercise of
  stock options ..................................         2,000           20             502            --
Net loss .........................................          --           --              --              --
                                                     -----------     -----------  -----------     -----------
Balance at September 30, .........................     7,218,177     $ 72,182     $38,081,761     $  (587,290)
                                                     ===========     ===========  ===========     ===========



                                         COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                      -----------------------------------------
                                                        STOCK
                                      ACCUMULATED   SUBSCRIPTIONS
                                        DEFICIT       RECEIVABLE         TOTAL
                                      -----------   -------------        -----


Balance at December 31, 1995 ...     $(5,115,037)     $(47,756)     $ (4,240,319)
Principal collections ..........            --          47,756            47,756
Shares issued for exercise of
  stock options ................            --            --                 604
Accrual of dividends ...........        (520,393)         --            (520,393)
Accretion on preferred stock ...         (54,844)         --             (54,844)
Deferred compensation related
  to certain stock options .....            --            --                --
Compensation expense related
  to certain stock options .....            --            --             867,630
Shares issued for Initial Public
  Offering (net of offering
  costs) .......................            --            --          23,563,064
Conversion of Series C
  preferred to common stock ....            --            --           8,011,300
Redemption premium paid on
  Series B preferred stock .....        (365,810)         --            (365,810)
Net loss .......................      (2,735,364)         --          (2,735,364)
                                     -----------      --------      ------------
 Balance at December 31, 1995 ..      (8,791,448)         --          24,573,624
Shares issued to cover over-
  allotments from Initial Public
  Offering (net of offering
  costs) .......................            --            --           3,799,201
Deferred compensation related
  to certain stock options .....            --            --                --
Compensation expense related
  to certain stock options .....            --            --             401,858
Shares issued for exercise of
  stock options ................            --            --                 522
Net loss .......................      (1,091,157)         --          (1,091,157)
                                     -----------      --------      ------------
Balance at September 30, .......     $(9,882,605)     $   --        $ 27,684,048
                                     ===========      ========      ============






   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ------------------------------
                                                                            1996             1997
                                                                        ------------    -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,271,570)   $ (1,091,157)
        Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
               Depletion, depreciation and amortization  . . . . . . .       463,573       1,930,068
               Compensation expense related to certain stock
                 options . . . . . . . . . . . . . . . . . . . . . . .       523,736         401,858
               Impairment of oil and gas properties  . . . . . . . . .     1,476,690              --
               (Increase) decrease in accounts receivable  . . . . . .      (173,844)       (121,539)
               (Increase) decrease in prepaid expenses   . . . . . . .         4,452         100,584
               Increase (decrease) in accounts payable   . . . . . . .       556,816        (400,045)
               Increase (decrease) in accrued liabilities  . . . . . .        35,717         188,131
                                                                        ------------    ------------
         Net cash provided by operating activities . . . . . . . . . .       615,570       1,007,900
                                                                        ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition, exploration and development of oil and gas
               properties. . . . . . . . . . . . . . . . . . . . . . .    (3,744,712)   (15,557,389)
        Purchase of technical and office equipment and leasehold
               improvements  . . . . . . . . . . . . . . . . . . . . .      (443,941)    (1,165,885)
        Proceeds from securities held to maturity  . . . . . . . . . .     1,595,167             --
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,198             --
                                                                        ------------    ------------
        Net cash provided by (used in) investing activities  . . . . .    (2,589,288)    (16,723,274)
                                                                        ------------    ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
        Common stock proceeds, net of issuance costs . . . . . . . . .           604       3,799,723
        Series C preferred stock proceeds, net of issuance costs . . .        31,308              --
                                                                        ------------    ------------
        Net cash provided by financing activities  . . . . . . . . . .        31,912       3,799,723
                                                                        ------------    ------------
  Net change in cash and cash equivalents  . . . . . . . . . . . . . .    (1,941,806)    (11,915,651)
                                                                        ------------    ------------
  Cash and cash equivalents at beginning of the period . . . . . . . .     5,704,014      17,521,745
                                                                        ------------    ------------
  Cash and cash equivalents at end of the period . . . . . . . . . . .  $  3,762,208    $  5,606,094
                                                                        ============    ============





   The accompanying notes are an integral part of these financial statements.

                             3DX TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

       The interim financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of 3DX Technologies Inc. (the "Company") at September 30, 1997 and the results of operations for the interim periods presented. All such adjustments made have been of a normal and recurring nature. Results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1997. Reference is made to the Company's December 31, 1996 audited financial statements, including the notes thereto.

       Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation. Stock compensation expense in the accompanying financial statements reflects the actual price received in the Company's initial public offering in all periods presented.

2.  RECENT  EVENTS

       On December 26, 1996, the Company completed an initial public offering (the "Offering") of 2,400,000 shares of Common Stock. In January 1997, the Company issued and sold 375,000 additional shares of Common Stock in connection with an option granted to the underwriters of the Offering to purchase additional shares of Common Stock to cover over-allotments. The Company received additional net proceeds of approximately $3.8 million upon issuance of these shares. From the date of the Offering through September 30, 1997, the aggregate net proceeds of the Offering, which approximated $27.4 million, have been used (1) to redeem all the issued and outstanding shares of the Company's Redeemable Preferred Stock, Series B, par value $.01 per share, (2) for capital and exploration expenditures, (3) to pay dividends accrued prior to conversion to Common Stock on the Company's Senior Redeemable Convertible Preferred Stock, Series C, par value $.01 per share and (4) for general corporate purposes, including expenses associated with hiring additional personnel. The Company plans to use the remaining proceeds to fund future capital and exploration programs and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company is a knowledge-based oil and gas exploration company whose core competence and strategic focus is the utilization of 3-D imaging and other advanced technologies in the search for commercial quantities of hydrocarbons. The Company enters into arrangements that enable it to combine its expertise and exploration capabilities with the operating skills of other oil and gas companies. The Company participates in carefully selected exploration projects as a non-operating working interest owner, sharing both risks and rewards with its partners. The Company commenced operations in January 1993 to take advantage of perceived opportunities emerging from changes in the domestic oil and gas industry, including the divestiture of domestic oil and gas properties, advances in technology and the outsourcing of specialized technical capabilities. By reducing drilling risk through 3-D imaging and analysis, the Company seeks to improve the expected return on investment in its oil and gas projects. As a result of the development of the Company's business and the utilization of a portion of the net proceeds of the Offering during the three months and the nine months ended September 30, 1997, the period to period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company during the periods indicated:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1996            1997
                                                                   ----            ----
 PRODUCTION:
        Gas (MMcf) . . . .  . . . . . . . . . . . . . . .          72.3           291.7
        Oil and condensate (MBbls). . . . . . . . . . . .           2.1             4.2
        Total equivalent (MMcfe)  . . . . . . . . . . . .          84.9           316.9
 AVERAGE SALES PRICE:
        Gas (per Mcf) . . . . . . . . . . . . . . . . . .        $ 2.41          $ 2.20
        Oil and condensate (per Bbl)  . . . . . . . . . .        $19.85          $18.13
 AVERAGE EXPENSES (PER MCFE):
        Lease operating (1) . . . . . . . . . . . . . . .        $ 0.29          $ 0.32
        Depletion of oil and gas properties (2) . . . . .        $ 0.43          $ 1.89


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------
                                                                  1996              1997
                                                                  ----              ----
 PRODUCTION:
        Gas (MMcf)  . . . . . . . . . . . . . . . . . . .         123.2            821.0
        Oil and condensate (MBbls)  . . . . . . . . . . .           6.4              9.1
        Total equivalent (MMcfe)  . . . . . . . . . . . .         161.6            875.6
 AVERAGE SALES PRICE:
        Gas (per Mcf) . . . . . . . . . . . . . . . . . .        $ 2.30           $ 2.27
        Oil and condensate (per Bbl)  . . . . . . . . . .        $19.53           $19.42
 AVERAGE EXPENSES (PER MCFE):
        Lease operating (1) . . . . . . . . . . . . . . .        $ 0.32           $ 0.34
        Depletion of oil and gas properties (2) . . . . .        $ 0.78           $ 1.60

-------------

 (1) Includes all direct expenses of operating the Company's properties, as well as severance and ad valorem taxes.
 (2) Excludes depreciation and amortization of technical interpretation equipment, office furniture and equipment and office leasehold improvements, impairments of oil and gas properties and amortization of organization costs. Depletion of oil and gas properties for the nine months ended September 30, 1996 reflects the year-to-date impact of reserve additions in the third quarter. Accordingly, depletion expense for the third quarter was reduced by approximately $30,000, or $0.35 per Mcfe.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Oil and Gas Revenues. Oil and gas revenues increased to $718,356 for the three months ended September 30, 1997 (the "1997 quarter") from $216,531 for the three months ended September 30, 1996 (the "1996 quarter"). This increase was attributable to higher production levels, partially offset by lower average prices for sales of oil and gas. Production increased to 316.9 Mmcfe in the 1997 quarter, from 84.9 Mmcfe in the 1996 quarter. The increased production resulted from successful wells drilled during the last three months of 1996 and the first nine months of 1997. The average sales price for oil decreased 9% to $18.13 during the 1997 quarter from $19.85 for the 1996 quarter. The average sales price for natural gas decreased by 9% to $2.20 per Mcf for the 1997 quarter from $2.41 per Mcf for the 1996 quarter.

Lease Operating Expense. Lease operating expense (including production and ad valorem taxes) increased to $102,284 for the 1997 quarter from $24,429 for the 1996 quarter. This increase was primarily attributable to the additional costs of operating the new producing wells drilled during the last three months of 1996 and the first nine months of 1997. Lease operating expense per Mcfe increased slightly from $0.29 per Mcfe for the 1996 quarter to $0.32 per Mcfe for the 1997 quarter.

Depletion, Depreciation and Amortization Expense. Depletion of oil and gas properties for the 1997 quarter increased to $598,946 from $36,342 for the 1996 quarter. The increase in depletion of oil and gas properties, which is computed using the units of production method, resulted primarily from the increase in oil and gas production during the 1997 quarter. Depletion of oil and gas properties per Mcfe for the 1997 quarter also increased significantly to $1.89 over the rate of $0.43 per Mcfe in the corresponding quarter in 1996. Depletion of oil and gas properties for the nine months ended September 30, 1996 reflects the year-to-date impact of reserve additions in the third quarter of 1996. Accordingly, depletion expense for the third quarter of 1996 was reduced by approximately $30,000. This causes the depletion rate for this period to be approximately $0.35 per Mcfe lower than the year-to-date rate.
The depletion rate for the nine months ended September 30, 1996 was $0.78 per Mcfe. The increase in the 1997 depletion rate resulted from greater additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe. This was principally the result of the costs of three unsuccessful wells drilled on an Alabama prospect in 1997 plus the cost of an unsuccessful well drilled on the Rich Ranch prospect in the third quarter of 1997.

Impairment of Oil and Gas Properties. No oil and gas impairment charges were recorded in the 1997 quarter. Oil and gas impairment charges recorded during the 1996 quarter totaled $182,054, primarily as a result of the evaluation of prospects which had poor drilling results during the 1996 quarter. The addition of the total investment in these prospects to evaluated costs without a commensurate addition to proved reserves resulted in impairment charges under the Company's full cost accounting policy for oil and gas activities.

General and Administrative Expense. General and administrative expense, net of costs capitalized to exploration and development properties, increased to $817,986 for the 1997 quarter from $504,172 for the 1996 quarter. This increase was primarily attributable to expenses associated with hiring additional personnel as part of the planned increase in the Company's activities.

Rental Income. Rental income increased to $88,286 for the 1997 quarter from $27,621 for the 1996 quarter. The Company derives rental income pursuant to an agreement to exchange use of certain of the Company's technical and office equipment by an independent seismic processing company for a percentage of the gross fee billings of such seismic processing company. The rental income recognized by the Company can vary significantly from quarter to quarter.

Interest and Other Income. Interest and other income increased to $122,349 for the 1997 quarter from $57,255 for the 1996 quarter, primarily as a result of higher interest income on increased cash and cash equivalent balances as a result of the proceeds of the Offering.

Net Loss. The Company's net loss increased to $590,225 for the 1997 quarter from $445,590 for the 1996 quarter, primarily as a result higher depletion of oil and gas properties and general administrative costs, offset partially by the substantial increase in revenues.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Oil and Gas Revenues. Oil and gas revenues increased to $2,040,332 for the nine months ended September 30, 1997 (the "1997 period") from $408,459 for the nine months ended September 30,1996 (the "1996 period"). This increase was attributable to higher oil and gas production levels. Production increased by over 400% to approximately 875.6 Mmcfe for the 1997 period, from 161.6 Mmcfe for the 1996 period. The increased production resulted from successful wells drilled during the last three months of 1996 and the first nine months of 1997. The average sales price for oil was essentially unchanged at $19.42 during the 1997 period versus $19.53 for the 1996 period. The average sales price for natural gas decreased by 1% to $2.27 per Mcf for the 1997 period from $2.30 per Mcf for the 1996 period.

Lease Operating Expense. Lease operating expense (including production and ad valorem taxes) increased to $296,938 for the 1997 period from $51,227 for the 1996 period. This increase was primarily attributable to the additional costs of operating new producing wells drilled during the last three months of 1996
and the first nine months of 1997.   Lease operating expense per Mcfe increased
slightly from $0.32 per Mcfe for the 1996 period to $0.34 per Mcfe for the 1997 period.

Depletion, Depreciation and Amortization Expense. Depletion of oil and gas properties for the 1997 period increased to $1,401,643 from $126,342 for the 1996 period. The increase in depletion of oil and gas properties resulted from the increase in oil and gas production during the 1997 period. Depletion of oil and gas properties per Mcfe for the 1997 period also increased substantially to $1.60 per Mcfe over the rate of $0.78 per Mcfe in the corresponding period in 1996. The increase in the rate resulted from greater additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe. This was principally the result of the costs of three unsuccessful wells drilled on an Alabama prospect in 1997 plus the cost of an unsuccessful well drilled on the Rich Ranch prospect in the third quarter of 1997.

Impairment of Oil and Gas Properties. No oil and gas impairment charges were recorded in the 1997 period. Oil and gas impairment charges recorded during the 1996 period totaled $1,476,690, primarily as a result of the evaluation of prospects which had poor drilling results during the period. The addition of the total investment in these prospects to evaluated costs without a commensurate addition to proved reserves resulted in impairment charges under the Company's full cost accounting policy for oil and gas operations.

General and Administrative Expense. General and administrative expense, net of costs capitalized to exploration and development projects, increased to $2,168,883 for the 1997 period from $1,363,546 for the 1996 period. This increase was primarily attributable to expenses associated with hiring additional personnel as part of the planned increase in the Company's activities.

Rental Income. Rental income increased to $205,483 for the 1997 period from $120,098 for the 1996 period, reflecting the higher level of project activity in the 1997 period. The Company derives rental income pursuant to an agreement to exchange use of certain of the Company's technical and office equipment by an independent seismic processing company for a percentage of the gross fee billings of such seismic processing company. The rental income recognized by the Company can vary significantly from period to period.

 Interest and Other Income. Interest and other income increased to $530,492 for the 1997 period from $217,678 for the 1996 period, primarily as a result of higher interest income on increased cash and cash equivalent balances as a result of the proceeds of the Offering.

Net Loss. The Company's net loss decreased to $1,091,157 for the 1997 period from $2,271,570 for the 1996 period, primarily as a result of the charge for the impairment of oil and gas properties in the 1996 period with no corresponding charge in the 1997 period, and from the substantial increase in revenues, offset by increases in depletion of oil and gas properties and general and administrative expenses as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital in the amount of $4.9 million. To date, the Company has funded its oil and gas exploration activities principally through cash provided by the sale of equity securities.

On December 26, 1996, the Company completed an initial public offering (the "Offering") for the sale of 2,400,000 shares of Common Stock. The net proceeds of the Offering, after associated expenses, approximated $27.4 million, including proceeds from the sale of 375,000 shares issued to cover the underwriter's over-allotment. Of such proceeds, approximately $7.5 million was used to redeem all the shares of the Series B Preferred Stock and to pay dividends accrued on the Series C Preferred Stock. Through September 30, 1997, the Company has used the net proceeds of the Offering plus net cash flow from operations to make capital expenditures in the amounts of $15.6 million related to its oil and gas exploration and development activities and $1.2 million for the acquisition of technical equipment used in its oil and gas activities. The Company plans to use the remaining proceeds of the Offering to fund future capital expenditures and for general corporate purposes.

Net cash used in investing activities for the nine months ended September 30, 1997 was $16.7 million. Of this total, $15.6 million was used for the acquisition, exploration and development of oil and gas properties. During the nine months ended September 30, 1996, net cash used in investing activities amounted to $2.6 million, primarily as a result of the acquisition, exploration and development of oil and gas properties in the amount of $3.7 million, offset in part by the proceeds from securities held to maturity of $1.6 million.

The development of the Company's business has in the past required substantial oil and gas capital expenditures. To achieve its goals, the Company anticipates making oil and gas capital expenditures in excess of historical levels to acquire, explore and develop oil and gas properties. Capital expenditures for oil and gas exploration and production activities during the nine month periods ended September 30, 1997 and 1996 were $15.6 million and $3.7 million, respectively. Capital expenditures for the Company's oil and gas exploration and production activities during the year ended December 31, 1997 were originally budgeted at $14.9 million. However, the Company has continued to identify new opportunities for oil and gas capital investment. As a result, total spending for 1997 is currently expected to be in excess of $20 million.


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

Subsequent to September 30, 1997, the Company entered into negotiations with a commercial bank to obtain a credit facility, which will be secured by substantially all of the Company's oil and gas properties. The credit facility is expected to have an initial borrowing availability of $5 million.

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

EFFECTS OF INFLATION AND CHANGES IN PRICE

The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases (decreases), there could be a corresponding increase (decrease) in the operating costs that the Company is required to bear for operations, as well as an increase (decrease) in revenues. During 1997, the oil and gas exploration industry has collectively experienced a significant increase in demand for contract drilling and other services associated with drilling oil and gas wells. This increased demand has created an environment of rising costs to obtain these services. There have also been occasional shortages of equipment which have caused delays in obtaining these services on a timely basis. The Company has incurred higher costs for equivalent services in its 1997 capital spending compared to prior years.

OTHER

In connection with stock options granted within one year prior to the initial filing of the registration statement relating to the Offering, the Company recorded deferred compensation expense based on the difference between the option exercise price and the fair value of the common stock at the date of grant (using the $11.00 per share Offering price as an estimate of the fair value). As of September 30, 1997, the Company had unamortized deferred compensation of $587,290 which will be charged to expense during the next four years.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Registrant.

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

PART  II.  OTHER INFORMATION

ITEM 1 Legal Proceedings

       None

ITEM 2 Changes in Securities and Use of Proceeds

       The Company has reported the use of proceeds from its Offering which became effective on December 19, 1996, SEC file number 333-14473, on Form SR and Amendment No. 1 to such Form SR, each previously filed with the Securities and Exchange Commission. The net proceeds of the Offering were $27.4 million. For the period from the date of the Offering through September 30, 1997, the Company had expended $21.8 million of the proceeds from the Offering and had $5.6 million in cash and cash equivalents remaining. The use of proceeds included $6.7 million for redemption of preferred stock and $.8 million for payment of preferred stock dividends (including $5.0 million and $.6 million, respectively, in payments to directors, officers, persons owning 10 percent or more of any class of securities or affiliates of the Company.) The remaining $14.3 million of the expended proceeds from the Offering have been used to fund capital expenditures for acquisition, exploration and development of oil and gas properties. None of such capital expenditures were paid to directors, officers, persons owning 10 percent or more of any class of securities or affiliates of the Company. The use of proceeds described herein is consistent with the anticipated use of proceeds described in the prospectus distributed in connection with the Offering.

ITEM 3 Defaults Upon Senior Securities

       None

ITEM 4 Submission of Matters to a Vote of Security Holders

       None

ITEM 5 Other Information

       None

ITEM 6 Exhibits and Reports on Form 8-K

       (a)  Exhibits

              11.1   Computation of Earnings per Share

              27.    Financial Data Schedule

       (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            3DX TECHNOLOGIES INC.
                                            (Registrant)



       Date: November 14, 1997              By: /s/ C. EUGENE ENNIS
             -----------------              ------------------------------------
                                            President  and Chief
                                            Executive Officer
                                            (Principal Executive Officer)





       Date: November 14, 1997              By: /s/ RANDALL D. KEYS
             -----------------              ------------------------------------
                                            Vice President  -  Finance
                                            and  Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------
11.1           Computation of Earnings per Share.
27             Financial Data Schedule (for SEC use only)
