Form 10-Q
period 1998-03-31
3DX TECHNOLOGIES INC
filed 1998-05-20
CIK 915518

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



          [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                           COMMISSION FILE NO. 0-21841

                              3DX TECHNOLOGIES INC.
               (Exact name of registrant as specified in Charter)

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

                                 Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                    Outstanding
                -----                                    -----------
Common Stock, par value $0.01 per share     7,346,959 shares as of May 12, 1998

================================================================================

                              3DX TECHNOLOGIES INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                       Page

Item 1.  Financial Statements

         Balance Sheets
         March 31, 1998 (unaudited) and December 31, 1997............................................... 3

         Statements of Operations for the
         Three Months Ended March 31, 1998 and 1997 (unaudited)......................................... 4

         Statements of Changes in Common Stockholders' Equity
         for the Year Ended December 31, 1997 and for the Three Months
         Ended March 31, 1998 (unaudited)............................................................... 5

         Statements of Cash Flows for the
         Three Months Ended March 31, 1998 and 1997 (unaudited)......................................... 6

         Notes to Financial Statements (unaudited)...................................................... 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................ 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................13


PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................14

Item 2.  Changes in Securities and Use of Proceeds......................................................14

Item 3.  Defaults Upon Senior Securities................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders............................................14

Item 5.  Other Information..............................................................................14

Item 6.  Exhibits and Reports on Form 8-K...............................................................14


SIGNATURES .............................................................................................15


Index to Exhibits...................................................................................... 16

                              3DX TECHNOLOGIES INC.

                                 BALANCE SHEETS





                                    ASSETS

                                                                               MARCH 31,       DECEMBER 31,
                                                                                 1998              1997
                                                                             ------------      ------------
                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents ...........................................     $    154,839      $  1,568,091
   Accounts receivable .................................................          885,378         1,181,083
   Prepaid expenses ....................................................          117,968           110,681
                                                                             ------------      ------------
     Total current assets ..............................................        1,158,185         2,859,855
                                                                             ------------      ------------
Property and equipment:
   Oil and gas properties, full-cost method:
     Evaluated .........................................................       26,309,679        22,521,673
     Unevaluated .......................................................        9,622,236        10,098,698
   Technical interpretation equipment ..................................        2,722,970         2,605,439
   Other property and equipment ........................................          273,780           273,780
                                                                             ------------      ------------
                                                                               38,928,665        35,499,590
   Less accumulated depletion, depreciation and amortization ...........      (18,851,286)      (17,127,846)
                                                                             ------------      ------------
                                                                               20,077,379        18,371,744
Other assets ...........................................................           76,153            78,041
                                                                             ------------      ------------
                                                                             $ 21,311,717      $ 21,309,640
                                                                             ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................................     $  4,038,491      $  1,713,209
   Accrued liabilities .................................................          903,390         1,778,543
                                                                             ------------      ------------
     Total current liabilities .........................................        4,941,881         3,491,752
                                                                             ------------      ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued .....................................................               --                --
   Common stock, $.01 par value, 20,000,000 shares authorized, 7,310,993
     and 7,225,462 shares issued and outstanding, respectively..........           73,110            72,255
   Paid-in capital .....................................................       38,195,511        38,085,357
   Deferred compensation ...............................................         (534,432)         (512,132)
   Accumulated deficit .................................................      (21,364,353)      (19,827,592)
                                                                             ------------      ------------
     Total stockholders' equity ........................................       16,369,836        17,817,888
                                                                             ------------      ------------
                                                                             $ 21,311,717      $ 21,309,640
                                                                             ============      ============





   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     1998             1997
                                                                 -----------      -----------
Revenues:
   Oil and gas .............................................     $   861,377      $   672,270
   Interest and other ......................................          10,462          167,003
                                                                 -----------      -----------
     Total revenues ........................................         871,839          839,273
                                                                 -----------      -----------

Costs and expenses:
   Lease operating .........................................         106,849           41,065
   Production taxes ........................................          64,675           50,019
   Impairment of oil and gas properties ....................         878,346               --
   Depletion, depreciation, and amortization ...............         659,489          276,106
   Interest expense and commitment fees ....................           8,166               --
   General and administrative ..............................         691,075          512,541
                                                                 -----------      -----------
     Total costs and expenses ..............................       2,408,600          879,731
                                                                 -----------      -----------

Net loss applicable to common stockholders .................     $(1,536,761)     $   (40,458)
                                                                 ===========      ===========

Basic and diluted net loss per common share ................     $     (0.21)     $     (0.01)
                                                                 ===========      ===========

Weighted average number of common shares outstanding .......       7,272,106        7,112,010
                                                                 ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             (Unaudited from January 1, 1998 through March 31, 1998)



                                                  COMMON STOCK
                                          ---------------------------     PAID-IN        DEFERRED      ACCUMULATED
                                             SHARES         AMOUNT        CAPITAL      COMPENSATION      DEFICIT           TOTAL
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1996 ..........      6,841,177   $     68,412   $ 34,189,700   $   (893,040)   $ (8,791,448)   $ 24,573,624
Shares issued for over-allotment ......        375,000          3,750      3,796,396             --              --       3,800,146
Shares issued for exercise of
   stock options ......................          9,285             93          3,155                             --           3,248
Deferred compensation related to
   certain stock options ..............             --             --         96,106        (96,106)             --              --
Compensation expense related to
   certain stock options ..............             --             --             --        477,014              --         477,014
Net loss ..............................             --             --             --             --     (11,036,144)    (11,036,144)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997 ..........      7,225,462         72,255     38,085,357       (512,132)    (19,827,592)     17,817,888
Shares issued for exercise of
   stock options ......................         35,531            355         12,216             --              --          12,571
Deferred compensation related to
   restricted stock award .............         50,000            500         97,938        (98,438)             --              --
Compensation expense related to
   certain stock options ..............             --             --             --         76,138              --          76,138
Net loss ..............................             --             --             --             --      (1,536,761)     (1,536,761)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at March 31, 1998 .............      7,310,993   $     73,110   $ 38,195,511   $   (534,432)   $(21,364,353)   $ 16,369,836
                                          ============   ============   ============   ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1998            1997
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................   $ (1,536,761)   $    (40,458)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
        Depletion, depreciation and amortization .....................        845,094         425,699
        Impairment of oil and gas properties .........................        878,346              --
        Compensation expense related to certain stock options ........         76,138         135,170
        Decrease in accounts receivable ..............................        295,705          38,383
        (Increase) decrease in prepaid expenses ......................         (7,287)         12,660
        Increase (decrease) in accounts payable ......................         54,169        (211,883)
        Decrease in accrued liabilities ..............................        (70,153)       (149,183)
                                                                         ------------    ------------
   Net cash provided by operating activities .........................        535,251         210,388
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties ...............................     (1,845,431)     (4,761,835)
   Purchases of technical and other equipment ........................       (117,531)       (511,613)
   Other .............................................................          1,888              --
                                                                         ------------    ------------
   Net cash used in investing activities .............................     (1,961,074)     (5,273,448)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock proceeds, net of issuance costs ......................         12,571       3,799,201
                                                                         ------------    ------------
   Net cash provided by financing activities .........................         12,571       3,799,201
                                                                         ------------    ------------

Net change in cash and cash equivalents ..............................     (1,413,252)     (1,263,859)
Cash and cash equivalents at beginning of the period .................      1,568,091      17,521,745
                                                                         ------------    ------------
Cash and cash equivalents at end of the period .......................   $    154,839    $ 16,257,886
                                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

    The interim financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of 3DX Technologies Inc. (the "Company") at March 31, 1998 and the results of operations for the interim periods presented. All such adjustments made have been of a normal and recurring nature. Results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1998. Reference is made to the Company's December 31, 1997 audited financial statements, including the notes thereto. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

    Statement of Financial Accounting Standards No 130, Reporting Comprehensive Income ("SFAS 130"), was issued in June 1997, with the adoption required for fiscal years beginning after December 31, 1997. SFAS 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the quarters ended March 31, 1998 and 1997 there is not a difference between "traditional" net income and comprehensive net income.

    Statement of Financial Accounting Standards No 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), was issued in June 1997, establishing standards for public business enterprises to report information about operating segments and related information in interim and annual financial statements. The Company has evaluated the applicability of SFAS 131 and has concluded that the Company does not meet the criteria which requires segment reporting.

2.  CREDIT AGREEMENT

    On December 18, 1997, the Company executed a credit agreement with a commercial bank. During April 1998, the bank redetermined the borrowing base and established a current availability of $2 million under Tranche A of the credit agreement. There were no borrowings under the credit agreement during the first quarter of 1998. As of March 31, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital and aging of accounts payable. The bank has agreed to waive these instances of non-compliance through June 30, 1998. In the absence of an improvement in the Company's working capital and accounts payable aging, future waivers from the bank will be necessary.

3.  GOING CONCERN

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected on the accompanying balance sheet, the Company had a deficit in working capital of approximately $3.8 million as of March 31, 1998. The Company had available borrowing capacity under its credit agreement of $2.0 million on that date, all of which was borrowed subsequent to March 31, 1998. The working capital deficit increased in the first quarter because the Company made capital spending commitments with the contractual understanding that it had $5 million of available borrowing capacity under its credit agreement and the expectation that it would be successful in obtaining additional sources of capital. Based on the bank's assessment of the Company's proved reserves at December 31,

1997 and related cash flow estimates, the bank subsequently reduced the Company's available borrowing capacity to $2 million in April 1998, after many of the capital spending commitments had been made. During the quarter ended March 31, 1998, the Company was also concurrently seeking additional capital through the sale of specified property interests and actively soliciting additional equity investments to provide funding for its capital spending commitments, neither of which has occurred to date.

    The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its cash general and administrative costs for the remainder of 1998, including technical employee and related costs which are capitalized under full-cost accounting, however, these cash flows are not projected to be sufficient to fund the current deficit in working capital. The Company's projections of cash flows from currently producing properties could be adversely affected by declines in oil and gas prices below current levels or anticipated seasonal lows and unanticipated declines in oil and gas production from existing properties.

    The Company's business requires substantial oil and gas capital expenditures. The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and, to a lesser extent, to fund leasehold costs and geological and geophysical costs on its active exploration projects. The Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations are proposed. The Company can also potentially transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof. To recover its investment in unevaluated properties, it is necessary for the Company to either participate in drilling which finds commercial oil and gas production and produce such reserves or receive sufficient value through the sale or transfer of its interests.

    Management of the Company continues to be actively engaged in soliciting new equity investors to provide funding for its capital program. Although the Company has identified potential sources of capital, it does not currently have any firm commitments from potential investors. The lack of firm commitments for equity financing at this time, combined with the deficit in working capital, raises uncertainty about the ability of the Company to continue as a going concern. In the absence of additional funding, the Company may be required to reduce its planned level of capital expenditures or pursue other financial alternatives, which could include a sale or merger of the Company. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

    The Company's future financial results will depend primarily on: (i) the Company's ability to continue to source and screen potential projects; (ii) the Company's ability to discover commercial quantities of hydrocarbons; (iii) the market price for oil and gas; and (iv) the Company's ability to implement its exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that the Company will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that the Company will be able to obtain additional funding to increase its currently limited capital resources.

RESULTS OF OPERATIONS

    The following table sets forth certain operating information of the Company during the periods indicated:

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                  1998       1997
                                                --------   --------
PRODUCTION:
    Gas (MMcf) ..............................      368.8      225.4
    Oil and condensate (MBbls) ..............        6.6        2.0
    Total equivalent (MMcfe) ................      408.3      237.4
AVERAGE SALES PRICE:
    Gas (per Mcf) ...........................   $   2.09   $   2.77
    Oil and condensate (per Bbl) ............   $  13.78   $  24.05
AVERAGE EXPENSES (PER MCFE):
    Lease operating (1) .....................   $   0.42   $   0.38
    Depletion of oil and gas properties .....   $   1.62   $   1.16

------------
(1) Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Oil and Gas Revenues. Oil and gas revenues increased to $861,377 for the three months ended March 31, 1998 (the "1998 quarter") from $672,270 for the three months ended March 31, 1997 (the "1997 quarter"). This increase was primarily attributable to higher oil and gas production levels. Production increased by over 72% to 408.3 MMcfe for the 1998 quarter, from 237.4 MMcfe for the 1997 quarter. The increased production resulted principally from successful wells drilled during the latter part of 1997 and during the 1998 quarter. The average sales price for natural gas, which accounted for 90% of equivalent production during the 1998 quarter, decreased by 25% to $2.09 per Mcf from $2.77 per Mcf for the 1997 quarter. The average sales price for oil decreased to $13.78 per barrel during the 1998 quarter versus $24.05 per barrel for the 1997 quarter.

Lease Operating Expense. Total lease operating expenses, including production taxes, increased to $171,524 for the 1998 quarter from $91,084 for the 1997 quarter. This increase was primarily attributable to the additional costs of operating new producing wells drilled during the latter part of 1997 and into the 1998 quarter and is comparable to the increase in production during the corresponding periods. Lease operating expenses per Mcfe of production increased slightly to $0.42 per Mcfe for the 1998 quarter from $0.38 per Mcfe for the 1997 quarter.

Depletion, Depreciation and Amortization Expense. Depletion of oil and gas properties for the 1998 quarter increased to $659,489 from $276,106 for the 1997 quarter. The increase in depletion of oil and gas properties resulted from both the increase in oil and gas production during the 1998 period, as discussed above, and an increase in the depletion rate for this period. Depletion of oil and gas properties per Mcfe for the 1998 quarter increased to $1.62 per Mcfe, or 40%, from the rate of $1.16 per Mcfe in the corresponding period in 1997. The increase in the rate resulted from greater additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe.

Impairment of Oil and Gas Properties. Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using prices and costs in effect at the end of each quarterly period. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to write down those excess costs. During the 1998 quarter, an oil and gas impairment of $878,346 was recorded, principally as a result of greater additions to evaluated costs than the net present value of proved reserves added. No charge for impairment was recorded in the 1997 quarter.

Interest Expense and Commitment Fees. Interest expense and commitment fees increased to $8,166 for the 1998 quarter. No such expenses were incurred for the 1997 quarter. These expenses represent commitment fees and amortization of set up costs associated with the credit agreement the Company executed with a commercial bank in December 1997. There were no borrowings under the credit agreement during the quarter ended March 31, 1998.

General and Administrative Expense. General and administrative expense, net of costs capitalized to exploration and development projects, increased to $691,075 for the 1998 quarter from $512,541 for the 1997 quarter. This increase was primarily attributable to (1) an increase in personnel costs associated with hiring which occurred during 1997, offset by a decrease in the amount of amortization of deferred compensation expense, (2) an increase in depreciation expense associated with purchases of technical equipment, the majority of which occurred in 1997, and (3) a decrease in overhead recovery received during the first quarter of 1998 under the informal income-sharing arrangement between the Company and a seismic processing company under which the Company receives a percentage of the seismic processing company's gross billings in exchange for office space and the use of technical equipment provided by the Company.

Interest and Other Income. Interest and other income decreased to $10,462 for the 1998 quarter from $167,003 for the 1997 quarter. The Company had a substantially higher balance of short term investments during the 1997 quarter from the proceeds of the initial public offering.

Net Loss. As a result of the foregoing, the Company's net loss increased to $1,536,761 for the 1998 quarter from $40,458 for the 1997 quarter. The most significant factors which caused the increase in net loss was the increase in depletion, depreciation and amortization and general and administrative expenses as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

    See further discussion of these issues under note 3 to the financial statements, "Going Concern."

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

    The Company's business requires substantial oil and gas capital expenditures. To achieve its near-term goals, the Company has been and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to acquire, explore and develop oil and gas properties. Cash outlays for capital expenditures for oil and gas exploration and development activities during the quarters ended March 31, 1998 and 1997 were $1.8 million and $4.8 million, respectively. The level of capital spending in 1998 will be dependent upon the Company's ability to obtain additional sources of funding.

    As of March 31, 1998, the Company had a deficit in working capital of approximately $3.8 million. On December 18, 1997, the Company executed a credit agreement with a commercial bank, the borrowing capacity of which was set at $2.0 million in April 1998. There were no borrowings under the credit agreement during the quarter ended March 31, 1998. Subsequent to March 31, 1998, the Company borrowed $2.0 million under the credit agreement. Such amount is the maximum amount currently available for borrowing under the credit facility. The borrowing capacity is a function of the value of the Company's proved oil and gas reserves, and is redetermined on a quarterly basis. The bank is currently conducting a scheduled redetermination. Although the Company increased its proved reserves as a result of successful drilling operations during the quarter ended March 31, 1998, the bank has not concluded whether it will increase the borrowing capacity at this time. The credit agreement is secured by substantially all of the Company's oil and gas properties and contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. As of March 31, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital and aging of accounts payable. The bank has agreed to waive these instances of non-compliance through June 30, 1998. In the absence of an improvement in the Company's working capital and accounts payable aging, future waivers from the bank will be necessary.

    As a result of the Company's periodic review of each of its oil and gas exploration and development properties and its available capital, the Company has occasionally sold partial interests in specific oil and gas projects to other investors to reduce its total investment commitment to such projects. No gain or loss has been recognized on these transactions. The Company is currently reviewing its portfolio to identify properties to be marketed to industry partners for cash consideration, reversionary working interests or some combination thereof. Such interests may consist of both producing wells and future drilling locations. There can be no assurance, however, that the Company will be able to sell any such interests, or that the terms of such potential sales would be acceptable to the Company.

    The Company expects that its projected cash flows from currently producing properties will be sufficient to fund its cash general and administrative costs for the remainder of 1998, including technical employee and related costs which are capitalized under full-cost accounting, however, these cash flows are not projected to be sufficient to fund the current deficit in working capital. The Company's projections of cash flows from currently producing properties could be adversely affected by declines in oil and gas prices below current levels or anticipated seasonal lows and unanticipated declines in oil and gas production from existing properties.

    The Company intends to seek additional financing to satisfy its capital requirements. The Company is currently evaluating alternatives to obtain additional equity financing, which include sales of common or preferred stock. In the absence of additional financing, the Company anticipates that it will be required to modify the implementation and timing of its oil and gas exploration and development capital spending for 1998, which modification could have a material adverse effect on the Company. No assurance can be given that the Company will be able to obtain additional financing on terms which would be acceptable to the Company, if at all. The Company's inability to obtain additional financing would have a material adverse effect on the Company.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that the drilling of wells in projects in which the Company has a working interest may be delayed or abandoned, actual rates of production may not reach anticipated levels and opportunities for the Company to acquire future working interests in additional projects on terms considered reasonable to the Company may be limited or unavailable, changing economic, regulatory and competitive conditions, other technological developments and other risks and uncertainties, including those set forth herein. The Company's future financial results will depend primarily on: (i) the Company's ability to continue to source and screen potential projects; (ii) the Company's ability to discover commercial quantities of hydrocarbons; (iii) the market price for oil and gas; and (iv) the Company's ability to implement its exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that the Company will be able to obtain additional funding to increase its currently limited capital resources.

PART  II.  OTHER INFORMATION

ITEM 1   Legal Proceedings

         None

ITEM 2   Changes in Securities and Use of Proceeds

         The Company has reported the use of proceeds from its Offering which became effective on December 19, 1996, SEC file number 333-14473, on Form SR and Amendment No. 1 to such Form SR, each previously filed with the Securities and Exchange Commission. The net proceeds of the Offering were $27.4 million. For the period from the date of the Offering through March 31, 1998, the Company had expended all of the proceeds from the Offering. The use of proceeds included $6.7 million for redemption of preferred stock and $.8 million for payment of preferred stock dividends (including $5.0 million and $.6 million, respectively, in payments to directors, officers, persons owning 10 percent or more of any class of securities or affiliates of the Company.) The remaining $19.9 million of the expended proceeds from the Offering have been used to fund capital expenditures for acquisition, exploration and development of oil and gas properties. None of such capital expenditures were paid to directors, officers, persons owning 10 percent or more of any class of securities or affiliates of the Company. The use of proceeds described herein is consistent with the anticipated use of proceeds described in the prospectus distributed in connection with the Offering.

ITEM 3   Defaults Upon Senior Securities

         None

ITEM 4   Submission of Matters to a Vote of Security Holders

         None

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.1 Computation of Earnings per Share

               27.    Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   3DX TECHNOLOGIES INC.
                                   (Registrant)



 Date: May 20, 1998                By:           /s/ Randall D. Keys
       ------------                --------------------------------------------
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