Form 10-Q
period 1998-06-30
3DX TECHNOLOGIES INC
filed 1998-08-14
CIK 915518

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



    [  ]  Transition  report  pursuant  to Section 13 or 15(d) of the Securities
          Exchange Act of 1934



                           COMMISSION FILE NO. 0-21841

                              3DX TECHNOLOGIES INC.
                 (Exact name registrant as specified in Charter

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
                                             Yes    [X]          No    [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    OUTSTANDING
          -----                                    -----------
Common Stock, par value $0.01 per share   8,913,909 shares as of August 14, 1998


================================================================================

                              3DX TECHNOLOGIES INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements

         Balance Sheet
         June 30, 1998 (unaudited) and December 31, 1997.................. 3

         Statement of Operations for the
         Three Months Ended June 30, 1998 and 1997 (unaudited)............ 4

         Statement of Operations for the
         Six Months Ended June 30, 1998 and 1997 (unaudited).............. 5

         Statement of Changes in Common Stockholders' Equity
         for the Year Ended December 31, 1997 and for the Six Months
         Ended June 30, 1998 (unaudited)...................................6

         Statement of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997 (unaudited).............. 7

         Notes to Financial Statements (unaudited)........................ 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......15

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................15

Item 2.  Changes in Securities and Use of Proceeds........................15

Item 3.  Defaults Upon Senior Securities..................................15

Item 4.  Submission of Matters to a Vote of Security Holders..............15

Item 5.  Other Information................................................16

Item 6.  Exhibits and Reports on Form 8-K.................................16

SIGNATURES................................................................18

Index to Exhibits........................................................ 19




                              3DX TECHNOLOGIES INC.

                                  BALANCE SHEET

                                     ASSETS


                                                                                JUNE 30,           DECEMBER 31,
                                                                                  1998                 1997
                                                                                  ----                 ----
                                                                               (Unaudited)

Current assets:
   Cash and cash equivalents..............................................    $   1,564,655      $   1,568,091
   Accounts receivable....................................................          936,324          1,181,083
   Prepaid expenses.......................................................           89,874            110,681
                                                                             --------------      -------------
     Total current assets.................................................        2,590,853          2,859,855
                                                                             --------------      -------------
Property and equipment:
   Oil and gas properties, full-cost method:
     Evaluated............................................................       30,886,779         22,521,673
     Unevaluated..........................................................        6,717,349         10,098,698
   Technical interpretation equipment.....................................        2,737,358          2,605,439
   Other property and equipment...........................................          273,780            273,780
                                                                              -------------      -------------
                                                                                 40,615,266         35,499,590
   Less accumulated depletion, depreciation and amortization..............      (24,470,413)       (17,127,846)
                                                                              --------------     -------------
                                                                                 16,144,853         18,371,744
Other assets..............................................................           68,545             78,041
                                                                              -------------      --------------
                                                                                $18,804,251       $ 21,309,640
                                                                              =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................................    $  2,855,723       $   1,713,209
   Accrued liabilities....................................................         564,554           1,778,543
   Borrowings on credit agreement.........................................       2,000,000                   -
                                                                               -----------       -------------

     Total current liabilities............................................       5,420,277           3,491,752
                                                                               -----------       -------------

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized,
     8,913,909 and 7,225,462 shares issued and outstanding,
     respectively.........................................................          89,139              72,255
   Paid-in capital........................................................      39,739,094          38,085,357
   Deferred compensation..................................................        (225,913)           (512,132)
   Accumulated deficit....................................................     (26,218,346)        (19,827,592)
                                                                               ------------       ------------
     Total stockholders' equity...........................................      13,383,974          17,817,888
                                                                               -----------        ------------
                                                                               $18,804,251        $ 21,309,640
                                                                               ===========        ============

   The accompanying notes are an integral part of these financial statements.



                              3DX TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           1998                 1997
                                                                           ----                 ----

Revenues:
   Oil and gas...................................................      $  1,211,038         $   649,706
   Interest and other............................................             7,495             241,140
                                                                       ------------          ----------
     Total revenues..............................................         1,218,533             890,846
                                                                       ------------          ----------

Costs and expenses:
   Lease operating...............................................            76,772              62,525
   Production taxes..............................................            86,500              40,995
   Impairment of oil and gas properties..........................         4,329,687                   -
   Depletion, depreciation, and amortization of oil and gas
        properties...............................................         1,085,014             526,592
     Interest expense............................................             6,199                   -
   General and administrative....................................           488,362             721,208
                                                                        -----------         -----------
     Total costs and expenses....................................         6,072,534           1,351,320
                                                                        -----------         -----------

Net loss applicable to common stockholders.......................       $(4,854,001)        $  (460,474)
                                                                        ===========         ===========

Basic and diluted net loss per common share......................           $(0.63)              $(0.06)
                                                                        ===========         ===========

Weighted average number of common shares outstanding.............         7,704,795           7,216,265
                                                                        ===========         ===========








   The accompanying notes are an integral part of these financial statements.



                              3DX TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           1998                 1997
                                                                           ----                 ----

Revenues:
   Oil and gas..................................................         $2,072,415         $ 1,321,976
   Interest and other...........................................             17,957             408,143
                                                                        -----------          ----------
     Total revenues.............................................          2,090,372           1,730,119
                                                                        -----------          ----------

Costs and expenses:
   Lease operating..............................................            183,621             103,640
   Production taxes.............................................            151,175              91,014
   Impairment of oil and gas properties.........................          5,208,033                   -
   Depletion, depreciation, and amortization of oil and gas
       properties...............................................          1,744,503             802,697
     Interest expense...........................................             14,357                   -
   General and administrative...................................          1,179,437           1,233,700
                                                                          ---------           ---------
     Total costs and expenses...................................          8,481,126           2,231,051
                                                                          ---------           ---------

Net loss applicable to common stockholders......................        $(6,390,754)        $  (500,932)
                                                                         ===========         ==========

Basic and diluted net loss per common share.....................             $(0.85)             $(0.07)
                                                                         ===========         ==========

Weighted average number of common shares outstanding............          7,489,646           7,164,414
                                                                         ===========         ==========









   The accompanying notes are an integral part of these financial statements.



                              3DX TECHNOLOGIES INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             (Unaudited from January 1, 1998 through June 30, 1998)



                                           COMMON STOCK
                                    ------------------------           PAID-IN          DEFERRED       ACCUMULATED
                                    SHARES            AMOUNT           CAPITAL        COMPENSATION       DEFICIT          TOTAL
                                    ------            ------           -------        ------------       -------          -----

Balance at December 31,
   1996...................       6,841,177           $68,412         $34,189,700       $(893,040)     $(8,791,448)     $24,573,624
Shares issued for
   over-allotment.........         375,000             3,750           3,796,396               -                -        3,800,146
Shares issued for
   exercise of stock
   options................           9,285                93               3,155               -                -            3,248
Deferred compensation
   related to certain
   stock options..........               -                 -              96,106         (96,106)               -                -
Compensation expense
   related to certain
   stock options..........               -                 -                   -         477,014                -          477,014
Net loss..................               -                 -                   -               -      (11,036,144)     (11,036,144)
                                ----------          --------         -----------        --------      ------------
Balance at December 31,
   1997...................       7,225,462            72,255          38,085,357        (512,132)     (19,827,592)      17,817,888
Shares issued for
   exercise of stock
   options................         176,403             1,764              83,359               -                -           85,123
Deferred compensation
   related to restricted
   stock award............          50,000               500              97,938         (98,438)               -                -
Compensation expense
   related to restricted
   stock award............               -                 -                   -          16,407                -           16,407
Compensation expense
   related to certain
   stock options..........               -                 -                   -         115,905                -          115,905
Reversal of compensation
   expense for former
   employees related to
   certain stock options..               -                 -            (628,488)        252,345                -         (376,143)
Shares issued for cash
   (net of offering costs)       1,462,044            14,620           2,100,928               -                         2,115,548
Net Loss..................               -                 -                   -      (6,390,754)      (6,390,754)
                             -------------        ----------         -----------      ------------   --------------     -----------
Balance at June 30, 1998..       8,913,909           $89,139         $39,739,094       $(225,913)    $(26,218,346)      $13,383,974
                             =============        ==========         ===========      ============   =============      ===========





   The accompanying notes are an integral part of these financial statements.


                              3DX TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                          1998                1997
                                                                          ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................    $(6,390,754)     $     (500,932)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
        Depletion, depreciation and amortization...................      2,134,534           1,137,410
        Compensation expense related to certain stock options and
             restricted stock......................................       (243,831)            275,465
        Impairment of oil and gas properties.......................      5,208,033                   -
        (Increase) decrease in accounts receivable.................        244,759            (190,619)
        (Increase) decrease in prepaid expenses....................         20,807              64,461
        Increase (decrease) in accounts payable....................        118,388            (163,599)
        Increase (decrease) in accrued liabilities.................         31,010             (44,064)
                                                                       -----------          -----------
   Net cash provided by operating activities.......................      1,122,946             578,121
                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties.............................     (5,204,630)         (9,074,357)
   Purchases of technical and other equipment......................       (131,919)           (921,918)
   Other assets....................................................          9,496
                                                                        -----------         -----------
                                                                                                     -
   Net cash provided by (used in) investing activities.............     (5,327,053)         (9,996,275)
                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing on credit agreement...................................      2,000,000                   -
   Common stock proceeds, net of issuance costs....................      2,115,548           3,799,201
   Proceeds from exercise of stock options.........................         85,123                 522
                                                                      ------------          -----------
   Net cash provided by financing activities.......................      4,200,671           3,799,723
                                                                      ------------          -----------

Net change in cash and cash equivalents............................         (3,436)         (5,618,431)
Cash and cash equivalents at beginning of the period...............      1,568,091          17,521,745
                                                                       -----------         -----------
Cash and cash equivalents at end of the period.....................    $ 1,564,655         $11,903,314
                                                                       ===========         ===========









   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of 3DX Technologies Inc. (the "Company") at June 30, 1998 and the results of operations for the interim periods presented. All such adjustments made are of a normal and recurring nature. Results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1998. Reference is made to the Company's December 31, 1997 audited financial statements, including the notes thereto. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

         Statement of Financial Accounting Standards No 130, Reporting Comprehensive Income ("SFAS 130"), was issued in June 1997, with the adoption required for fiscal years beginning after December 31, 1997. SFAS 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the quarters ended June 30, 1998 and 1997 there is not a difference between "traditional" net income and comprehensive net income.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (A) derivative instruments and (B) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. Based on the Company's current operations, Statement No. 133 will not impact the Company's disclosure or reporting.

2.   CREDIT AGREEMENT

         On December 18, 1997, the Company executed a credit agreement with a commercial bank. During April 1998, the bank redetermined the borrowing base and established a current availability of $2 million under the credit agreement. There were no borrowings during the first quarter of 1998 and $2 million was borrowed during the second quarter of 1998. As of June 30, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital and aging of accounts payable. The bank has agreed to waive these instances of non-compliance through September 30, 1998. In the absence of an improvement in the Company's working capital and accounts payable aging, future waivers from the bank will be necessary. The Company has recorded the borrowings on the credit agreement as a current liability as of June 30, 1998, since there is no assurance that future waivers of events of non-compliance will be obtained.

3.   COMMON STOCK ISSUANCE

         On June 10, 1998 the Company entered into a common stock subscription agreement dated as of June 3, 1998 with certain purchasers that provides for, among other things, the purchase of an aggregate of 1,462,044 shares of the Company's common stock at $1.50 per share. Net proceeds from the issuance of shares on June 10, 1998 amounted to $2.1 million. The agreement, which was approved by the stockholders of the Company at a special meeting of stockholders held on August 7, 1998, also grants to the purchasers an option to purchase, subject to stockholder approval, up to an aggregate of 1,871,290 additional shares of common stock at a purchase price of $1.50 per share. On August 10, 1998 the option expired unexercised.

         The agreement also grants the purchasers the right (1) to receive certain additional shares of common stock in the event of certain dilutive issuances at less than $1.50 per share which may be made by the Company (dilution shares) and (2) to receive additional shares in the event the Company fails to meet certain timing requirements with respect to the filing and effectiveness of a resale registration statement (penalty shares).

         Under the terms of the agreement the Company has submitted to its stockholders and they have approved a proposal for the adoption of a one-for-five reverse stock split with respect to all of the outstanding common stock of the Company. Such reverse stock split will not be effective until it is implemented by the Board of Directors of the Company.

         The Company has agreed to file a registration statement relating to the resale of the shares and the option shares, the dilution shares, and the penalty shares in accordance with the terms of the purchase agreement and to pay the registration expenses.


4.   GENERAL AND ADMINISTRATIVE EXPENSES

         During the second quarter of 1998, the Company experienced a downsizing of its work force. All severence pay, approximately $86,000, associated with this downsizing has been recorded as of June 30, 1998. In addition, stock option expense was decreased by approximately $376,000 to reverse the amortization of deferred compensation previously recorded for these employees relating to stock options issued within one year of the initial public offering.

5.   GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected on the accompanying balance sheet, the Company had a deficit in working capital of approximately $2.8 million as of June 30, 1998 and had borrowed $2 million, the maximum amount under its credit facility. To achieve its near-term goals, the Company has been and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to acquire, explore and develop oil and gas properties. Cash outlays for capital expenditures for oil and gas exploration and development activities during the quarters ended June 30, 1998 and 1997 were $3.1 million and $4.3 million, respectively. Related cash outlays were $5.2 and $9.1 million for the six month periods ended June 30, 1998 and 1997, respectively. The level of capital spending in 1998 will be dependent upon the Company's ability to obtain additional sources of funding.

         The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its cash general and administrative costs for the remainder of 1998, including technical employee and related costs which are capitalized under full-cost accounting. The Company's projections of cash flows from currently producing properties could be adversely affected by declines in oil and gas prices below current levels and unanticipated declines in oil and gas production from existing properties.

         The Company's business requires substantial oil and gas capital expenditures. The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and, to a lesser extent, to fund leasehold costs and geological and geophysical costs on its active exploration projects. The Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations are proposed. The Company can also potentially transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof. To recover its investment in unevaluated properties, it is necessary for the Company to either participate in drilling which finds commercial oil and gas production and produce such reserves or receive sufficient value through the sale or transfer of all or a portion of its interests.

         The Company intends to seek additional financing to satisfy its capital requirements. The Company is currently evaluating other alternatives to obtain additional equity financing, which include future sales of common or preferred stock. In the absence of additional financing, the Company anticipates that it will be required to modify the implementation and timing of its oil and gas exploration and development capital spending for 1998 and 1999, which modification could have a material adverse effect on the Company. No assurance can be given that the Company will be able to obtain additional financing on terms which would be acceptable to the Company, if at all. The Company's inability to obtain additional financing would have a material adverse effect on the Company.

         Management of the Company continues to be actively engaged in soliciting new equity investors to provide funding for its capital program. On June 10, 1998 the Company successfully completed a sale of 1,462,044 shares of common stock for net proceeds of $2.1 million. Management of the Company understands that the Company's business requires substantial oil and gas capital expenditures and that additional financing will be required to completely fund its capital program. The lack of firm commitments for additional equity financing at this time, combined with the deficit in working capital, raises uncertainty about the ability of the Company to continue as a going concern. In the absence of additional funding, the Company may be required to reduce its planned level of capital expenditures or pursue other financial alternatives, which could include a sale or merger of the Company. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

ITEM 2.   MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
RESULTS OF OPERATIONS

OVERVIEW

         The Company is an oil and gas exploration company whose core competence and strategic focus is the utilization of 3-D imaging and other advanced technologies in the search for commercial quantities of hydrocarbons. The Company enters into arrangements that enable it to combine its expertise and exploration capabilities with knowledge based geologic generators and the operating skills of other oil and gas companies. The Company participates in selected exploration projects as a non-operating working interest owner, sharing both risks and rewards with its partners. The Company commenced operations in January 1993 to take advantage of perceived opportunities emerging from changes in the domestic oil and gas industry, including the divestiture of domestic oil and gas properties, advances in technology and the outsourcing of specialized technical capabilities. By reducing drilling risk through 3-D imaging and analysis, the Company seeks to improve the expected return on investment in its oil and gas projects.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company during the periods indicated:


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                -----------------------------------
                                                                     1998                1997
                                                                     ----                ----

PRODUCTION:
    Gas (MMcf)............................................           467.9              296.3
    Oil and condensate (MBbls)............................            10.8                2.7
    Total equivalent (MMcfe)..............................           532.7              312.5
AVERAGE SALES PRICE:
    Gas (per Mcf).........................................           $2.31              $2.01
    Oil and condensate (per Bbl)..........................          $11.86             $19.56
AVERAGE EXPENSES (PER MCFE):
    Lease operating (1)...................................           $0.31              $0.33
    Depletion of oil and gas properties...................           $2.06              $1.69




                                                                    SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------------
                                                                     1998               1997
                                                                     ----               ----

PRODUCTION:
    Gas (MMcf)............................................           836.7              521.6
    Oil and condensate (MBbls)............................            17.4                4.7
    Total equivalent (Mmcfe)..............................           941.1              549.8
AVERAGE SALES PRICE:
    Gas (per Mcf).........................................           $2.22              $2.34
    Oil and condensate (per Bbl)..........................          $12.59             $21.45
AVERAGE EXPENSES (PER MCFE):
    Lease operating (1)...................................           $0.36              $0.35
    Depletion of oil and gas properties...................           $1.87              $1.46

---------------------
 (1)      Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.


OIL AND GAS REVENUES. Oil and gas revenues increased to $1,211,038 for the three months ended June 30, 1998 (the "1998 quarter") from $649,706 for the three months ended June 30,1997 (the "1997 quarter"). This increase was primarily attributable to higher oil and gas production levels. Production increased by over 70% to 532.7 MMcfe for the 1998 quarter, from 312.5 MMcfe for the 1997 quarter. The increased production resulted principally from successful wells drilled during the latter part of 1997 and the first six months of 1998. The average sales price for natural gas, which accounted for 88% of equivalent production during the 1998 quarter, increased by 15% to $2.31 per Mcf from $2.01 per Mcf for the 1997 quarter. The average sales price for oil decreased to $11.86 per barrel during the 1998 quarter versus $19.56 per barrel for the 1997 quarter.

         Oil and gas revenues increased to $2,072,415 for the six months ended June 30, 1998 (the "1998 period") from $1,321,976 for the six months ended June 30,1997 (the "1997 period"). This increase was primarily attributable to higher oil and gas production levels. Production increased by over 71% to 941.1 MMcfe for the 1998 period, from 549.8 MMcfe for the 1997 period. The increased production resulted principally from successful wells drilled during the latter part of 1997 and during the 1998 period. The increase in production was offset slightly by the decrease in average sales price. The average sales price for natural gas, which accounted for 89% of equivalent production during the 1998 period, decreased by 5% to $2.22 per Mcf from $2.34 per Mcf for the 1997 period. The average sales price for oil decreased to $12.59 per barrel during the 1998 period versus $21.45 per barrel for the 1997 period.

LEASE OPERATING EXPENSE. Total lease operating expenses, including production taxes, increased to $163,272 for the 1998 quarter from $103,520 for the 1997 quarter. This increase was primarily attributable to the additional costs of operating new producing wells and is comparable to the increase in production during the corresponding periods. Lease operating expenses per Mcfe of production decreased slightly to $0.31 per Mcfe for the 1998 quarter from $0.33 per Mcfe for the 1997 quarter.

         Total lease operating expenses, including production taxes, increased to $334,796 for the six month 1998 period from $194,654 for the six month 1997 period. This increase was primarily attributable to the additional costs of operating new producing wells drilled during the latter part of 1997 and into the 1998 period and is comparable to the increase in production during the corresponding periods. Lease operating expenses per Mcfe of production increased slightly to $0.36 per Mcfe for the 1998 period from $0.35 per Mcfe for the 1997 period.

DEPLETION, DEPRECIATION AND AMORTIZATION OF OIL AND GAS PROPERTIES. Depletion of oil and gas properties for the 1998 quarter increased to $1,085,014 from $526,592 for the 1997 quarter. The increase in depletion of oil and gas properties resulted from both the increase in oil and gas production during the 1998 period, as discussed above, and an increase in the depletion rate for this period. Depletion of oil and gas properties per Mcfe for the 1998 quarter increased to $2.06 per Mcfe, or 22%, from the rate of $1.69 per Mcfe in the corresponding period in 1997. The increase in the rate resulted from greater additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe.

         Depletion of oil and gas properties for the six month 1998 period increased to $1,744,503 from $802,697 for the six month 1997 period. The increase in depletion of oil and gas properties resulted from both the increase in oil and gas production during the 1998 period, as discussed above, and an increase in the depletion rate for this period. Depletion of oil and gas properties per Mcfe for the 1998 period increased to $1.87 per Mcfe, or 28%, from the rate of $1.46 per Mcfe in the corresponding period in 1997. The increase in the rate resulted from greater additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe.

IMPAIRMENT OF OIL AND GAS PROPERTIES. Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using prices and costs in effect at the end of each quarterly period. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. During 1998, oil and gas impairments of $4.3 million and $5.2 million were recorded for the quarter and six month periods, respectively, principally as a result of declines in prices for oil and gas and increased additions to evaluated property costs. No charge for impairment was recorded during the corresponding 1997 periods.

INTEREST EXPENSE. Interest expense increased to $6,199 for the 1998 quarter and $14,357 for the six month 1998 period. No such expenses were incurred for the corresponding 1997 periods. These expenses represent commitment fees and amortization of set up costs associated with the credit agreement the Company executed with a commercial bank in December 1997. The Company borrowed $2 million under the credit agreement during the quarter ended June 30, 1998. During the second quarter of 1998 the Company capitalized interest in the amount of $27,000 relating to unusually significant investments in unproved properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, net of costs capitalized to exploration and development projects, decreased to $488,362 for the 1998 quarter from $721,208 for the 1997 quarter. This decrease was primarily attributable to a downsizing in personnel that occurred during the second quarter of 1998. The downsizing had the following effects on total general and administrative expenses; (1) an increase in compensation expense due to $86,000 in severance pay recorded (2) a decrease in the amount of capitalized overhead, as the majority of the terminated personnel were from technical departments, and (3) a decrease in stock option expense to adjust the amortization of deferred compensation recorded for these employees relating to stock options issued within one year of the initial public offering. In addition, there was an increase in overhead recovery received during the second quarter of 1998 under the informal income-sharing arrangement between the Company and a seismic processing company under which the Company receives a percentage of the seismic processing company's gross billings in exchange for office space and the use of technical equipment provided by the Company.

         General and administrative expense, net of costs capitalized to exploration and development projects, decreased to $1,179,437 for the 1998 period from $1,233,700 for the 1997 period. This decrease was primarily attributable to a downsizing in personnel that occurred during the second quarter of 1998. The downsizing had the following effects on total general and administrative expenses; (1) an increase in compensation expense due to severance pay recorded (2) a decrease in the amount of capitalized overhead, as the majority of the terminated personnel were from technical departments, and
(3) a decrease in stock option expense to adjust the amortization of deferred compensation recorded for these employees relating to stock options issued within one year of the initial public offering.

INTEREST AND OTHER INCOME. Interest and other income decreased to $7,495 for the 1998 quarter from $241,140 for the 1997 quarter. The six month 1998 period decreased to $17,957, from $408,143 for the six month 1997 period. The Company had a substantially higher balance of short term investments during 1997 from the proceeds of the initial public offering.

NET LOSS. As a result of the foregoing, the Company's net loss increased to $4,854,001 for the 1998 quarter from $460,474 for the 1997 quarter. The most significant factors which caused the increase in net loss was the increase in impairment of oil and gas properties and depletion, depreciation and amortization with a slight offset due to the decrease in general and administrative expense as detailed above.

         The Company's net loss increased to $6,390,754 for the six month 1998 period from $500,932 for the six month 1997 period. The significant factors affecting the six month period comparison were the increase in impairment of oil and gas properties and depletion, depreciation and amortization as detailed above.


LIQUIDITY AND CAPITAL RESOURCES

         See further discussion of these issues under Note 5 to the financial statements, "Going Concern."

         To date, net cash provided by operating activities has been limited and the Company has funded its oil and gas exploration activities principally through cash provided by the sale of equity securities. On December 26, 1996, the Company consummated an initial public offering of common stock which provided approximately $23.6 million in proceeds, net of offering expenses. In January 1997, the Company's underwriters exercised their over-allotment option to purchase 375,000 additional shares of common stock, resulting in additional net proceeds to the Company of approximately $3.8 million. Approximately $7.5 million of the proceeds of the initial public offering was used to redeem all the issued and outstanding shares of the Series B preferred stock and to pay accrued dividends on the issued and outstanding Series C preferred stock. The balance of the net proceeds was designated to fund the Company's exploration and development capital expenditures and for general corporate purposes, including expenses associated with hiring additional personnel.

         The Company's business requires substantial oil and gas capital expenditures. To achieve its near-term goals, the Company has been and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to acquire, explore and develop oil and gas properties. Cash outlays for capital expenditures for oil and gas exploration and development activities during the quarters ended June 30, 1998 and 1997 were $3.1 million and $4.3 million, respectively. Related cash outlays were $5.2 and $9.1 million for the six month periods ended June 30, 1998 and 1997, respectively. The level of capital spending in 1998 will be dependent upon the Company's ability to obtain additional sources of funding.

         As of June 30, 1998, the Company had a deficit in working capital of approximately $2.8 million. On December 18, 1997, the Company executed a credit agreement with a commercial bank, the borrowing capacity of which was set at $2.0 million in April 1998. During the quarter ended June 30, 1998 the Company borrowed $2.0 million under the credit agreement. Such amount is the maximum amount currently available for borrowing under the credit facility. The borrowing capacity is a function of the value of the Company's proved oil and gas reserves, and is redetermined on a semi-annual basis. The bank is currently conducting a scheduled redetermination. Although the Company increased its proved reserves as a result of successful drilling operations during the quarter ended June 30, 1998, the bank has not concluded whether it will increase the
borrowing   capacity  at  this  time.   The  credit   agreement  is  secured  by
substantially all of the Company's oil and gas properties and contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. As of June 30, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital and aging of accounts payable. The bank has agreed to waive these instances of non-compliance through September 30, 1998. In the absence of an improvement in the Company's working capital and accounts payable aging, future waivers from the bank will be necessary.

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

         The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its cash general and administrative costs for the remainder of 1998, including technical employee and related costs which are capitalized under full-cost accounting. The Company's projections of cash flows from currently producing properties could be adversely affected by declines in oil and gas prices below current levels or anticipated seasonal lows and unanticipated declines in oil and gas production from existing properties.

         The Company intends to seek additional financing to satisfy its capital requirements. The Company is currently evaluating other alternatives to obtain additional equity financing, which include future sales of common or preferred stock. In the absence of additional financing, the Company anticipates that it will be required to modify the implementation and timing of its oil and gas exploration and development capital spending for 1998 and 1999, which modification could have a material adverse effect on the Company. No assurance can be given that the Company will be able to obtain additional financing on terms which would be acceptable to the Company, if at all. The Company's inability to obtain additional financing would have a material adverse effect on the Company.

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

PART  II.  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not Applicable.

         (b)      Not Applicable.

         (c) On June 10, 1998, the Company sold an aggregate of 1,462,044 shares of Common Stock to one sophisticated investor and 13 accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended, resulting in net proceeds to the Company in the approximate amount of $2.2 million.

         (d)      Not Applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a) On June 5, 1998, the 1998 Annual Meeting of Stockholders of the Company (the "Meeting") was held at the Company's principal executive offices in Houston, Texas.

         (b)      Not Applicable.

         (c)(1) At the Meeting, the election of five nominees for director of the Company, constituting all of the members of the Company's Board of Directors, was held. Each nominee was proposed by the Board of Directors and an incumbent director. The shares so present, in person or by proxy at the Meeting, were voted in the following manner for the election of each of such nominees, each of whom are identified below:



                                            Number of                  Percentage of                 Number of
                                        SHARES VOTED FOR              VOTES CAST FOR              SHARES WITHHELD
                                        ----------------              --------------              ---------------

C. Eugene Ennis                             4,719,817                       99.1%                      38,477
Jon W. Bayless                              4,722,902                       99.2                       35,392
Charles E. Edwards                          4,723,402                       99.2                       34,892
C.D. Gray                                   4,722,202                       99.2                       36,092
Douglas C. Williamson                       4,612,281                       96.9                      146,013


            (2) At the Meeting, the proposal to ratify the selection of Arthur Andersen LLP as the Company's independent accountant for the Company's 1998 fiscal year was approved with 4,756,996 votes cast for, 6,313 votes cast against, 985 votes abstaining and zero broker non-votes.

         (d)      Not Applicable.


ITEM 5   OTHER INFORMATION

         Submission of Stockholder Proposals and Discretionary Voting Authority

         Proposals submitted by stockholders of the Company for inclusion in the proxy statement relating to the Company's 1999 Annual Meeting of Stockholders must be received by the Company on or before December 31, 1999. Additionally, notice of proposals which are intended to be presented by stockholders at the Company's 1999 Annual Meeting of Stockholders must be received by the Company on or before March 17, 1999. However, if the date of the Company's 1999 Annual Meeting of Stockholders is either prior to May 6, 1999 or after July 3, 1999, proposals submitted by stockholders for inclusion in the proxy statement relating to the Company's 1999 Annual Meeting of Stockholders must be received by the Company a reasonable time before the Company begins to print and mail its proxy materials. Additionally, notice of proposals stockholders intend to present at the meeting must be received by the Company no later than the close of business on the tenth day following the day on which notice of the date of the meeting was mailed.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              11.1   Computation of Earnings per Share

              27. Financial Data Schedule for the six month period ended June 30, 1998

              99.1 Common Stock Subscription Agreement dated as of June 3, 1998 by and among the Company and the purchasers named therein (incorporated by reference to the Form 8-K filed by the Company on June 16, 1998).


         (b)   Reports on Form 8-K

              In connection with the execution and delivery by the Company of a Common Stock Subscription Agreement dated as of June 3, 1998, and the consummation on June 10, 1998 of certain transactions contemplated thereby, including the issuance of 1,462,044 shares of Common Stock in consideration of proceeds in the approximate amount of $2.2 million, the Company filed a Form 8-K pursuant to
              Item 5 thereof on June 16, 1998. No financial statements were filed or required to be filed in connection with such Form 8-K. No other reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      3DX TECHNOLOGIES INC.
                                      (Registrant)



   Date: AUGUST 14, 1998              By: /s/ Ronald P. Nowak
         ---------------                  --------------------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



  Date: AUGUST 14, 1998                By: /s/ Russell L. Allen
        --------------                     -------------------------------------
                                           Vice President of Finance
                                           and Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

INDEX TO EXHIBITS

     EXHIBIT
     NUMBER          DESCRIPTION OF EXHIBIT
     ------          ----------------------

     11.1            Computation of Earnings per Share.

     27              Financial Data Schedule for the six month period ended June
                     30, 1998

     99.1 Common Stock Subscription Agreement dated as of June 3, 1998 by and among the Company and the purchasers named therein (incorporated by reference to the Form 8-K filed by the Company on June 16, 1998).