Form 10-K/A
period 1997-12-31
3DX TECHNOLOGIES INC
filed 1998-11-03
CIK 915518

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

================================================================================

                                EXPLANATORY NOTE


          3DX Technologies Inc. is filing its financial statements for the year ended December 31, 1997 which have been updated by modifying Management's Discussion and Analysis of Financial Condition and Results of Operations, and adding a new footnote, an updated auditor's report and a new exhibit.

                                     PART II

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company during the periods indicated:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
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

OIL AND GAS REVENUES. Oil and gas revenues increased to $3,045,447 for the year ended December 31, 1997 (the "1997 period") from $851,827 for the year ended December 31, 1996 (the "1996 period"). This increase was primarily attributable to higher oil and gas production levels. Production increased by over 277% to 1,216.2 Mmcfe for the 1997 period, from 322.2 Mmcfe for the 1996 period. The increased production resulted from successful wells drilled during the last three months of 1996 and throughout the year in 1997. The number of productive wells in which the Company owned an interest increased to 30 (5.03 net) at the end for the 1997 period from 19 (2.02 net) at the end of the 1996 period. The average sales price for natural gas, which accounted for 93% of equivalent production during the 1997 period, decreased by 2% to $2.46 per Mcf from $2.50 per Mcf for the 1996 period. The average sales price for oil decreased to $18.54 per barrel during the 1997 period versus $20.43 per barrel for the 1996 period.

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

IMPAIRMENT OF OIL AND GAS PROPERTIES. Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using prices and costs in effect at the end of each quarterly period. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. Oil and gas impairment charges recorded during 1997 were $9,061,240, all of which were attributable to the fourth quarter ended December 31, 1997. This writedown results principally from three factors: (1) the significant decline in oil and gas prices being received by the Company on December 31, 1997 as compared to September 30, 1997 (which represents approximately $2.3 million of the total writedown), (2) a relatively large investment in three unsuccessful exploratory wells all of which were evaluated in fourth quarter of 1997 (which represents another $3.3 million), and (3) a conservative estimate of proved reserves on a potentially significant discovery on the Ramrod prospect (which represents another $0.9 million), as discussed in Item 2, "Properties." Impairments recorded during 1996 and 1995 totaled $1,476,690, and $1,627,321, respectively, primarily as a result of the evaluated costs of prospects which had poor drilling results during those periods.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, net of costs capitalized to exploration and development projects, increased 39% to $2,532,957 for the 1997 period from $1,827,946 for the 1996 period. The increase is primarily a result of personnel costs associated with hiring which occurred during 1997 and increased professional fees and other costs associated with being a public company, offset by a decrease in the amount of $390,616 relating to the amortization of deferred compensation expense. The 1996 amount represented a 61% increase from $1,134,882 incurred during the year ended December 31, 1995. This increase was primarily attributable to the amortization of deferred compensation expense recognized in connection with stock options granted within one year of the filing of the registration statement for the initial public offering, which expense is based on the difference between the option price and the initial $11.00 per share initial public offering price of the common stock.

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


LIQUIDITY AND CAPITAL RESOURCES - AS OF MARCH 31, 1998

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

         As of December 31, 1997, the Company had a deficit in working capital of approximately $632,000. On December 18, 1997, the Company executed a credit agreement with a commercial bank. The credit agreement provided borrowing capacity of $3.0 million at December 31, 1997. Such borrowing capacity is a function of the value of the Company's proved oil and gas reserves, and is redetermined on a quarterly basis. The bank is currently conducting a scheduled redetermination. Based on preliminary indications from the bank, the Company expects the revised borrowing base to be between $2.0 and $3.0 million. The credit agreement is secured by substantially all of the Company's oil and gas properties and contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. There were no borrowings under the credit agreement during 1997. The Company prefers to use debt only to fund development drilling and not to finance exploration costs. However, the Company expects to use funds available under the credit agreement as a source of financing to fund both exploration and development activities until additional equity or other sources of permanent funding are obtained.

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

LIQUIDITY AND CAPITAL RESOURCES - RECENT DEVELOPMENTS

         See further discussion of these issues under Note 11 to the financial statements, "Recent Developments - Going Concern Uncertainty."

          As of June 30, 1998, the Company had a deficit in working capital of approximately $2.8 million. On December 18, 1997, the Company executed a credit agreement with a commercial bank, the borrowing capacity of which was set at $2.0 million in April 1998. During the quarter ended June 30, 1998 the Company borrowed $2.0 million under the credit agreement. Such amount is the maximum amount currently available for borrowing under the credit facility. The borrowing capacity is a function of the value of the Company's proved oil and gas reserves, and is redetermined on a semi-annual basis. The bank is currently conducting a scheduled redetermination. Although the Company increased its proved reserves as a result of successful drilling operations during the quarter ended June 30, 1998, the bank has not concluded whether it will increase the
borrowing   capacity  at  this  time.   The  credit   agreement  is  secured  by
substantially all of the Company's oil and gas properties and contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. As of June 30, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital and aging of accounts payable. The bank has agreed to waive these instances of non-compliance through September 30, 1998. The Company has contacted the bank to secure an additional waiver of non-compliance through December 31, 1998. In the absence of an improvement in the Company's working capital and accounts payable aging, future waivers from the bank will be necessary.

         As a result of the Company's periodic review of each of its oil and gas exploration and development properties and its available capital, the Company has occasionally sold partial interests in specific oil and gas projects to other investors to reduce its total investment commitment to such projects. No gain or loss has been recognized on these transactions. In September 1998, the Company sold one of its properties located in Cove Field, Texas for approximately $440,000 (of which $200,000 was used to reduce the balance of borrowings on the company's bank credit agreement). In accordance with full-cost accounting rules, no gain or loss was recorded on this sale of oil and gas
property.   The  Company  is  currently  reviewing  its  portfolio  to  identify properties to be marketed to industry partners for cash consideration, reversionary working interests or some combination thereof. Such interests may consist of both producing wells and future drilling locations.

         As of the date of this filing, there were three probable property sales with proceeds aggregating approximately $3.7 million, each of which is expected to close in the fourth quarter of 1998. Management intends to utilize all the proceeds from these property sales to reduce the balance of borrowings on the company's bank credit agreement and current payables. Because none of the sales are expected to have a significant effect on the oil and gas property depletion rate, no gain or loss is expected to be recognized in income on these sales transactions. The properties' discounted future net cash flows as of September 30, 1998 totaled approximately $3.2 million. Net revenues from these properties for the year ended December 31, 1997 and the six-month period ended June 30, 1998 approximated $0.2 million and $0.8 million, respectively.

         However, there can be no assurance that the Company will be able to complete any such property sales, or that the terms of such potential sales would be acceptable to the Company.

          The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its cash general and administrative costs for the remainder of 1998 and the first six month of 1999, including technical employee and related costs which are capitalized under full-cost accounting. The Company's short-term and mid-term cash flow projections, including planned capital expenditures, are unusually uncertain because they will be significantly affected by the outcome of the possible property sales discussed above. The Company's projections of cash flows from currently producing properties could also be adversely affected by declines in oil and gas prices below current levels or anticipated seasonal lows and unanticipated declines in oil and gas production from existing properties.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS:

     INDEX TO FINANCIAL STATEMENTS                                          PAGE

    Report Of Independent Public Accountants................................ F-1

     Balance Sheets as of December 31, 1997 and 1996........................ F-2

     Statements of Operations for the three years ended December 31, 1997... F-3

     Statements of Changes in Common Stockholders' Equity for the three years ended December 31, 1997..................................... F-4

     Statements of Cash Flows for the three years ended December 31, 1997... F-5

     Notes to Financial Statements.......................................... F-6

     Supplementary Information - Unaudited..................................F-15

     (a)(2) FINANCIAL STATEMENT SCHEDULES:

           Not applicable

     (a)(3)EXHIBITS:

     INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBIT

4.2 Common Stock Subscription Agreement, dated as of August 21, 1998 between 3DX Technologies, Inc. and Santa Fe Energy Resources, Inc.

23.1      Consent of Arthur Andersen LLP

23.2      Consent of Ryder Scott Company


     (b)  REPORTS ON FORM 8-K:

There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1997 and the following were filed through the date hereof:

(1) Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1998.

(2) Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and the Board of Directors of 3DX Technologies Inc.:

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

As discussed further in Note 11, subsequent to February 25, 1998, the date of our original report, the Company's capital spending commitments exceeded sources of financing ultimately arranged during the second quarter and the unaudited financial statements as of and for the six-month period ended June 30, 1998, reflected that the Company had incurred losses of $6.4 million and its current liabilities exceeded its current assets by $2.8 million. These factors, among others as described in Note 11, create substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                       ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998, except as to
Note 11, which is as of
September 8, 1998

                              3DX TECHNOLOGIES INC.

                                 BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                            --------------------------------------
                                                                                  1997                1996
                                                                                  ----                ----
                                                      ASSETS

Current assets:
   Cash and cash equivalents..............................................     $   1,568,091         $17,521,745
   Accounts receivable....................................................         1,181,083             554,210
   Prepaid expenses.......................................................           110,681             165,095
                                                                                ------------         -----------
     Total current assets.................................................         2,859,855          18,241,050
                                                                                ------------         -----------
Property and equipment:
   Oil and gas properties, full-cost method:
     Evaluated............................................................        22,521,673           7,164,397
     Unevaluated..........................................................        10,098,698           4,403,165
   Technical interpretation equipment.....................................         2,605,439           1,505,534
   Other property and equipment...........................................           273,780             205,531
                                                                                ------------         -----------
                                                                                  35,499,590          13,278,627
   Less accumulated depletion, depreciation and amortization..............       (17,127,846)         (4,702,296)
                                                                                ------------         -----------
                                                                                  18,371,744           8,576,331
   Other assets...........................................................            78,041               9,808
                                                                                ------------         -----------
                                                                                $ 21,309,640         $26,827,189
                                                                                ============         ===========


                                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................................     $  1,713,209        $  1,960,984
   Accrued liabilities....................................................        1,778,543             292,581
                                                                               ------------         -----------
     Total current liabilities............................................        3,491,752           2,253,565
                                                                               ------------         -----------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued........................................................                -                   -
   Common stock, $.01 par value,  20,000,000 shares  authorized,  7,225,462
     and 6,841,177 shares issued and outstanding, respectively............           72,255              68,412

   Paid-in capital........................................................       38,085,357          34,189,700
   Deferred compensation..................................................         (512,132)           (893,040)
   Accumulated deficit....................................................      (19,827,592)         (8,791,448)
                                                                               ------------        ------------
     Total stockholders' equity...........................................       17,817,888          24,573,624
                                                                               ------------        ------------
                                                                               $ 21,309,640        $ 26,827,189
                                                                               ============        ============



   The accompanying notes are an integral part of thesefinancial statements.

                              3DX TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------------------
                                                                          1997               1996               1995
                                                                          ----               ----               ----

     Revenues:
        Oil and gas................................................    $  3,045,447      $    851,827       $    274,511
        Interest and other.........................................         585,154           247,960            236,186
                                                                       ------------       -----------       ------------
          Total revenues...........................................       3,630,601         1,099,787            510,697
                                                                       ------------       -----------       ------------

     Costs and expenses:
        Lease operating............................................         257,291            49,016             60,877
        Production taxes...........................................         178,952            58,660             17,656
        Impairment of oil and gas properties.......................       9,061,240         1,476,690          1,627,321
        Depletion, depreciation, and amortization..................       2,636,305           422,839            158,336
        General and administrative.................................       2,532,957         1,827,946          1,134,882
                                                                       ------------        ----------         ----------
          Total costs and expenses.................................      14,666,745         3,835,151          2,999,072
                                                                       ------------        ----------         ----------

     Net loss......................................................     (11,036,144)       (2,735,364)        (2,488,375)
     Dividends on preferred stock..................................               -          (520,393)        (1,058,956)
     Redemption premium on Series B preferred stock................               -          (365,810)                 -
     Accretion on preferred stock..................................               -           (54,844)           (48,408)
                                                                       ------------       ------------       ------------
                                                                                  -

     Net loss applicable to common stockholders....................    $(11,036,144)      $(3,676,411)       $(3,595,739)
                                                                        ===========        ==========         ==========

     Basic and diluted net loss per common share...................          $(1.53)          $(1.21)            $(1.20)
                                                                              =====            =====              =====


     Weighted average number of common shares outstanding..........       7,193,837         3,042,466          2,987,908
                                                                          =========         =========          =========










   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                  COMMON STOCK                                                        STOCK
                              ----------------------  PAID-IN        DEFERRED      ACCUMULATED    SUBSCRIPTIONS
                                SHARES     AMOUNT     CAPITAL      COMPENSATION      DEFICIT       RECEIVABLE         TOTAL
Balance at December 31, 1994.  2,987,908   $29,879    $ 841,604   $          -    $ (1,519,298)    $(26,157)       $  (673,972)
Principal collections........          -         -            -              -                -      36,156             36,156
Shares issued during 1995....          -         -            -              -                -     (57,755)           (57,755)
Accrual of dividends.........          -         -            -              -      (1,058,956)           -         (1,058,956)
Accretion on preferred stock.          -         -            -              -         (48,408)           -            (48,408)
Deferred         compensation
   related to  certain  stock          -         -      888,855       (888,855)               -           -                  -
   options...................
Compensation  expense related
   to certain stock options..          -         -            -         50,991                -           -             50,991
Net loss.....................          -         -            -              -      (2,488,375)           -         (2,488,375)
                              ---------- ----------  -----------    ------------    -----------  -----------        -----------
Balance at December 31, 1995.  2,987,908    29,879     1,730,459      (837,864)     (5,115,037)     (47,756)        (4,240,319)
Principal collections........          -         -             -             -                -      47,756             47,756
Shares  issued upon  exercise
   of stock options..........      3,124        31           573             -                -           -                604
Accrual of dividends.........          -         -             -             -        (520,393)           -           (520,393)
Accretion on preferred stock.          -         -             -             -         (54,844)           -            (54,844)
Deferred         compensation
   related to  certain  stock
   options...................          -         -       922,806       (922,806)              -           -                  -
Compensation  expense related
   to certain stock options..          -         -             -        867,630               -           -            867,630
Shares   issued  in   Initial
   Public  Offering  (net  of
   offering costs)...........  2,400,000    24,000     23,539,064            -                -           -         23,563,064
Conversion    of   Series   C
   preferred to common stock.  1,450,145    14,502      7,996,798            -                -           -          8,011,300
Redemption    of   Series   B
   preferred stock...........          -         -             -             -          (365,810)         -           (365,810)
Net loss.....................          -         -             -             -        (2,735,364)         -         (2,735,364)
                              -----------  -------- -------------    -----------      -----------  -----------      -----------
Balance at December 31, 1996.  6,841,177    68,412     34,189,700      (893,040)      (8,791,448)         -         24,573,624
Shares       issued       for
   over-allotment............    375,000     3,750      3,796,396            -                 -          -          3,800,146
Shares  issued  for  exercise
   of stock options..........      9,285        93          3,155                              -          -              3,248
Deferred         compensation
   related to  certain  stock          -         -         96,106       (96,106)               -          -                 -
   options...................
Compensation  expense related
   to certain stock options..          -         -              -        477,014               -          -            477,014
Net loss.....................                                                 -    (11,036,144)           -        (11,036,144)
                              ---------- ----------    ----------    ------------    ----------- -------------     -------------
                                       -         -              -
Balance at December 31, 1997.  7,225,462   $72,255    $38,085,357    $  (512,132)   $(19,827,592) $       -       $  7,817,888
                               =========    ======     ==========     ==========     ===========   =============    ===========



   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS


                                                                         YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                                 1997               1996              1995
                                                                 ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................    $(11,036,144)      $(2,735,364)     $(2,488,375)
   Adjustments  to reconcile net loss to net cash provided
     by (used in) operating activities:
        Depletion, depreciation and amortization..........       3,366,242           883,962          446,350
        Compensation  expense  related  to  certain  stock
           options........................................         477,014           867,630           50,991
        Impairment of oil and gas properties..............       9,061,240         1,476,690        1,627,321
        Increase in accounts receivable...................        (626,873)         (440,506)         (45,485)
        (Increase) decrease in prepaid expenses...........          54,414           (79,309)         (76,188)
        Increase (decrease) in accounts payable...........        (107,291)          388,767           (3,005)
        Increase (decrease) in accrued liabilities........         240,963           253,415          (14,540)
                                                              ------------        ----------       -----------
   Net cash provided by (used in) operating activities....       1,429,565           615,285         (502,931)
                                                              ------------        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties....................     (19,948,293)        (6,166,219)      (2,185,804)
   Sales of oil and gas properties........................               -                  -          480,931
   Purchases of technical and other equipment.............      (1,168,154)          (456,264)        (800,573)
   Proceeds  from   (purchases  of)  securities   held  to
    maturity..............................................               -          1,595,167       (1,595,167)
   Other..................................................         (70,166)             5,000          (12,886)
                                                               -----------        -----------       ----------
   Net cash used in investing activities..................     (21,186,613)        (5,022,316)      (4,113,499)
                                                               -----------        -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock proceeds, net of issuance costs...........       3,803,394         23,563,668                -
   Series B  preferred  stock  proceeds,  net of  issuance
     costs................................................               -                  -           25,297
   Series C  preferred  stock  proceeds,  net of  issuance
     costs................................................               -            143,843        7,851,133
   Redemption of Series B preferred stock.................               -         (6,687,100)               -
   Payment of Series C preferred stock dividends..........                           (795,649)
                                                              ------------       ------------       ----------
                                                                         -                                   -
   Net cash provided by financing activities..............       3,803,394         16,224,762        7,876,430
                                                              ------------         ----------       ----------
Net change in cash and cash equivalents...................     (15,953,654)        11,817,731        3,260,000
Cash and cash equivalents at beginning of year............      17,521,745          5,704,014        2,444,014
                                                              ------------        -----------       ----------
Cash and cash equivalents at end of the year..............    $  1,568,091        $17,521,745      $ 5,704,014
                                                               ===========         ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS:
     Dividends declared but not paid...................... $                  $                    $   275,256
                                                                         -                  -
     Accretion on preferred stock.........................                             54,844           48,408
                                                                         -
     Redemption premium on Series B preferred stock.......               -            365,810                -
     Stock dividend on Series B preferred stock...........               -                  -          783,700
     Sale of  Series C  preferred  stock in  exchange  for
         promissory notes.................................               -                  -           57,755


   The accompanying notes are an integral part of these financial statements.

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

                                                                           YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                     1997            1996             1995
                                                                     ----            ----             ----
Basic  and   diluted  net  loss  per  common   share,   as
  previously reported.....................................    $     (1.53)       $  (1.16)        $  (1.14)
Retroactive effect of change in accounting principle......             -            (0.05)           (0.06)
                                                                    ------          ------           ------
Basic and diluted net loss per common share...............    $     (1.53)       $  (1.21)        $  (1.20)
                                                                    ======          ======           ======

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

3. INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                             DECEMBER 31,
                                                    --------------------------------
                                                         1997              1996
                                                         ----              ----
Deferred tax liability:
  Exploration    and    development    expenditures
   deducted for tax and capitalized for books.....    $    981,479      $   (325,812)
  Other items, net................................         (70,968)          (54,872)
                                                         ----------      ------------
        Total deferred tax liability..............          910,511         (380,684)
                                                         ----------      ------------
Deferred tax assets:
  Net operating loss carryforwards................        3,803,419        2,039,546
  Other items, net................................          836,151          126,517
                                                         ----------      -----------
        Total deferred tax assets.................        4,639,570        2,166,063
  Less: Valuation allowance.......................      (5,550,081)       (1,785,379)
                                                        -----------       ----------
Net deferred tax assets...........................        (910,511)          380,684
                                                        -----------       ----------
Net deferred tax liability........................    $          -      $          -
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

SERIES C

         During the period from July 26, 1995 through September 25, 1995, the Company sold a total of 2,662,241 shares of senior redeemable convertible Series C preferred stock, par value $.01 per share ("Series C Preferred Stock"), at $3.00 per share, for total proceeds before offering costs of $7,986,723. The Series C Preferred Stock carried a cumulative dividend at an annual rate of $.24 per share if paid in cash or .08 shares of Series C Preferred Stock if paid in stock, payable or accruing quarterly, commencing on December 31, 1995. Unpaid dividends earned interest at an annual interest rate of 8%. During the year ended December 31, 1996, the Company paid accrued dividends on Series C Preferred Stock of $795,649. Shares totaling $925,515, or 12% of the total proceeds, were sold to related parties, including consultants to and officers of the Company, as well as two directors and their affiliates. Additionally, one investor purchased shares totaling $3,999,999, or 50% of the offering, on the condition that it be given the right to designate one member of the Company's Board of Directors.

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

         The following table summarizes the 1996 and 1995 activity of Series B and Series C Preferred Stock:

                                                                    REDEEMABLE PREFERRED STOCK
                                                    -----------------------------------------------------------
                                                            SERIES B                         SERIES C
                                                   ---------------------------      ----------------------------
                                                     SHARES        AMOUNT            SHARES         AMOUNT

Balance at December 31, 1994................          59,034    $ 5,451,522                 -   $
                                                                                                            -
Shares issued during 1995...................               -              -         2,662,241       7,986,723
Offering costs..............................               -           (860)                -         (87,834)
Accrual of dividends........................           7,837        783,700                 -               -
Accretion to redemption value...............               -         43,464                             4,944
                                                   -----------  -----------        ----------    ------------
Balance at December 31, 1995................          66,871      6,277,826         2,662,241       7,903,833
Accretion to redemption value...............               -         43,464                 -          11,380
Redemption premium..........................               -        365,810
Redemption of Series B preferred............         (66,871)    (6,687,100)                -               -
Exercise of outstanding warrants
    For cash................................               -              -            32,029          96,087
    Under cashless tender...................               -              -           110,653               -
Conversion to common stock..................               -              -        (2,804,923)     (8,011,300)
                                                   -----------  ------------       -----------     ----------
Balance at December 31, 1996................               -    $                               $           -
                                                   ===========   ===========       ===========     ==========


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

7. STOCK OPTIONS

         In June 1994, the Board of Directors approved the 1994 Stock Option Plan (the "Plan") for employees, officers, directors and certain consultants of the Company. The ten year options vest over four years for employees, 25% at the end of each of the first two years and monthly over the last 24 months. For directors and consultants, the options vest 50% at the end of the first year and 25% at the end of the second and third years. Certain of these options are eligible for accelerated vesting upon a change of control of the Company. The Company has reserved a total of 2,004,937 shares of common stock for issuance under this Plan, of which 611,778 shares were available for grant as of December 31, 1997. The following table summarizes option balances and activity for the
Plan:

                                                                                          WEIGHTED
                                                                             NUMBER        AVERAGE
                                                                                 OF       EXERCISE
                                                                             SHARES          PRICE
                   --------------------------------------------------- -------------- -------------
                   Options outstanding, December 31, 1994...........        438,783         $ 0.22
                   Granted..........................................        248,160           0.56
                   Exercised........................................              -              -
                   Canceled.........................................              -              -

                   --------------------------------------------------- -------------- -------------
                   Options outstanding, December 31, 1995...........        686,943           0.34
                   Granted..........................................        267,806           1.52
                   Exercised........................................         (3,124)          0.19
                   Canceled.........................................       (157,146)          0.57

                   --------------------------------------------------- -------------- -------------
                   Options outstanding, December 31, 1996...........        794,479           0.70
                   Granted..........................................        628,656          10.33
                   Exercised........................................         (9,285)          0.35
                   Canceled.........................................        (33,100)          5.03

                   --------------------------------------------------- -------------- -------------
                   Options outstanding, December 31, 1997..........       1,380,750         $ 4.98
                   --------------------------------------------------- -------------- -------------


                   --------------------------------------------------- -------------- -------------
                   Exercisable options -
                       December 31, 1995............................        109,696          $0.22
                       December 31, 1996............................        344,396           0.28
                       December 31, 1997............................        554,183           0.56
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

10. COMMITMENTS

         In March 1995, the Company entered into a 5-year office lease agreement. Future minimum payments under this non-cancelable office lease are as follows at December 31, 1997:

 1998.......................................................        $  94,633
 1999.......................................................           94,633
 2000.......................................................           15,772
                                                                      -------
 Total minimum lease payments...............................         $205,038
                                                                      =======

         Rental  expense  under this office lease  amounted to $94,633,  $94,633
and  $83,919  during  the  years  ended  December  31,  1997,   1996  and  1995,
respectively.

11. RECENT DEVELOPMENTS (AS OF SEPTEMBER 8, 1998) - GOING CONCERN UNCERTAINTY

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During 1998, the Company made capital spending commitments with the contractual understanding that it had $5.0 million of available borrowing capacity under its credit agreement and the expectation that it would be successful in obtaining additional capital through the sale of property interests and additional equity offerings.

         In April 1998, the bank, based on their assessment of the Company's proved reserves at December 31, 1997, reduced the Company's available borrowing capacity to $2.0 million, all of which had been borrowed as of June 30, 1998. Also, the Company has not yet sold any of its interests in oil and gas properties.

         On June 3, 1998, the Company signed a common stock subscription agreement for the sale of 1,462,044 shares of its common stock at a purchase price of $1.50. The agreement also granted the purchasers the option to purchase up to 1,871,290 additional shares of common stock at a per share price of $1.50. On June 10, 1998 the Company successfully completed the sale of the 1,462,044 shares of common stock for net proceeds of approximately $2.1 million. The related option to purchase additional shares expired without being exercised.

         As of June 30, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital balances and aging of accounts payable. The bank agreed to waive these instances of non-compliance through September 30, 1998. As a result of the covenant violation, the Company had to classify the balance of its long-term debt of $2.0 million as a current liability in the June 30, 1998 unaudited balance sheet.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to comply with the terms of its financing agreement. Based on current economic conditions, the Company will require sources of capital in addition to projected cash generated from operations to fund its future capital expenditures. Management of the Company continues to be actively engaged in soliciting new investors to provide additional funding for its capital program. Although the Company has identified potential sources of capital, it does not currently have any firm commitments from potential investors.

         The lack of firm commitments for additional financing, combined with recurring losses and a deficit in working capital (the unaudited interim financial statements reflect an additional $6.4 million of losses for the six-month period ended June 30, 1998 and a working capital deficit of $2.8 million as of June 30, 1998), raise substantial doubt about the ability of the Company to continue as a going concern. In the absence of additional financing, the Company may be required to reduce its planned level of capital expenditures or pursue other financial alternatives, which could include a sale or merger of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                              3DX TECHNOLOGIES INC.
                      SUPPLEMENTARY INFORMATION - UNAUDITED


QUARTERLY FINANCIAL DATA (UNAUDITED)

     The  table  below  sets  forth  selected  unaudited   quarterly   financial
information for 1997 and 1996:

        ------------------------------------ --------------------------------------------------------------------
                                                                       QUARTER ENDED:
        ------------------------------------ --------------------------------------------------------------------
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
                                                     ======           ======           ======             ======

(a) As discussed in Note 2, rental income has been reflected as a reduction of general and administrative expense in all periods presented.
(b) As discussed in Note 2, the Company recorded a writedown of oil and gas properties of $9,061,240 in the fourth quarter of 1997, and writedowns totaling $1,476,690 in 1996, including $1,090,718 in the second quarter of 1996.
(c) Net loss per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.
(d) As discussed in Note 2, earnings per share amounts for periods prior to the Company's initial public offering have been restated to retroactively reflect the effect of SAB No. 98.

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

         The following table sets forth the Company's results of operations for oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995.

                                                                   1997             1996            1995
                                                                   ----             ----            ----
Oil and gas revenues....................................    $ 3,045,447     $    851,827     $    274,511
Lease operating costs...................................        257,291           49,016           60,877
Production taxes........................................        178,952           58,660           17,656
Impairment of oil and gas properties....................      9,061,240        1,476,690        1,627,321
Depletion, depreciation and amortization................      2,636,305          422,839          158,336
                                                             ----------      -----------      -----------
Loss before income taxes................................     (9,088,341)      (1,155,378)      (1,589,679)
Income tax expense (credit).............................
                                                                      -                -                -
Net loss................................................    $(9,088,341)     $(1,155,378)     $(1,589,679)
                                                             ==========       ==========       ===========

Amortization per physical unit of production
 (equivalent Mcf of gas, converted at 6 to 1) ..........          $2.17            $1.31            $1.15
                                                                   ====             ====             ====

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

COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

         The aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and impairment at December 31, 1997, 1996 and 1995 were as follows:

                                                              1997            1996           1995
                                                              ----            ----           ----

  Evaluated oil and gas properties.................       $ 22,521,673     $ 7,164,397     $ 2,648,724
  Unevaluated oil and gas properties...............         10,098,698       4,403,165       1,375,145
                                                            ----------      ----------      ----------
  Total capitalized costs..........................         32,620,371      11,567,562       4,023,869
  Less-accumulated   depletion,   depreciation  and
      amortization and impairments.................         15,473,403)     (3,775,858)     (1,876,329)
                                                            ----------      ----------      ----------
                                                          $ 17,146,968     $ 7,791,704     $ 2,147,540
                                                            ==========      ==========      ==========

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

         The following table represents an analysis of remaining unevaluated oil and gas property costs at December 31, 1997 according to the years in which they were incurred:

                                                                  YEARS ENDED DECEMBER 31,
                                                             1997             1996           1995
                                                             ----             ----           ----
Acquisition costs..................................    $3,145,580       $   219,748     $   21,525
Exploration costs..................................     5,459,965         1,251,881
                                                        ---------         ---------
                                                                                                 -
     Total.........................................    $8,605,545        $1,471,629     $   21,525
                                                        =========         =========      =========

         The following table sets forth the costs incurred in the Company's oil and gas property acquisition, exploration and development activities for the years presented:

                                                                YEARS ENDED DECEMBER 31,
                                                           1997              1996           1995
                                                           ----              ----           ----
Property acquisition costs-
    Proved......................................  $       70,000                $               $
                                                                                -               -
    Unproved....................................       4,794,238        1,171,217         490,141
Exploration costs...............................      15,654,152        6,269,266       1,611,192
Development costs...............................         534,419          103,210               -
                                                    ------------       ----------      ----------
                                                     $21,052,809       $7,543,693      $2,101,333
                                                      ==========        =========       =========


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




                                                                 YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                           1997              1996            1995
                                                           ----              ----            ----

                                                                       OIL (BBLS)
                                                     ------------------------------------------------
Proved reserves at the beginning of the year........       32,428           41,193           39,886
Extensions, discoveries, and other additions........       43,497            9,797           26,000
Revisions of previous estimates.....................        5,489          (10,079)         (18,000)
Purchases of reserves in place......................       21,405                -                -
Production..........................................      (14,068)          (8,483)          (6,693)
                                                          -------         --------         --------
Proved reserves at the end of the year..............       88,751           32,428           41,193
                                                          =======          =======          =======

                                                                        GAS (MCF)
                                                     ------------------------------------------------
Proved reserves at the beginning of the year........    2,463,736          442,795        1,236,915
Extensions, discoveries, and other additions........    2,546,337        2,284,482          104,000
Revisions of previous estimates.....................       53,855            7,661         (801,000)
Purchases of reserves in place......................            -                -                -
Production..........................................   (1,131,819)        (271,202)         (97,120)
                                                       ----------       ----------       ----------
Proved reserves at the end of the year..............    3,932,109        2,463,736          442,795
                                                       ==========        =========       ==========

STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS

         The Company's standardized measure of discounted future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                   --------------------------------------------
                                                                         1997            1996          1995
                                                                         ----            ----          ----
    Future cash inflow...........................................      $10,427       $ 9,354       $ 1,405
    Future production, development and abandonment costs.........       (2,195)       (1,430)         (329)
                                                                        ------        ------        ------
    Future cash flows before income taxes........................        8,232         7,924         1,076
    Future income taxes..........................................            -             -             -
                                                                        ------        ------        ------
    Future net cash flows........................................        8,232         7,924         1,076
    10% Discount factor..........................................       (1,184)       (1,301)         (305)
                                                                        ------        ------        ------
    Standardized measure of discounted future net cash flow......      $ 7,048       $ 6,623       $   771
                                                                        ======        ======        ======


    CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

    Sales of oil,  gas and natural gas liquids,  net of  production
        costs.....................................................     $(2,609)        $ (744)     $  (196)
    Extensions, discoveries and other additions...................       4,737          6,594          349
    Revisions of previous quantity estimates......................         124           (200)      (1,280)
    Net changes in prices and production costs....................      (2,468)           173          (71)
    Accretion of discount.........................................         662             77          161
    Changes in future development costs...........................          60            (82)         103
    Purchases of reserves in place................................         109              -            -
    Changes in production rates (timing) and other................        (190)            34           99
                                                                       -------       --------      -------
    Net change....................................................    $    425        $ 5,852      $  (835)
                                                                       =======         ======       ======

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

                                           3DX TECHNOLOGIES INC.

                                              /s/ Ronald P. Nowak
                                           By:---------------------------------
                                              Ronald P. Nowak
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                         TITLE OR CAPACITIES                           DATE
          ----------                         -------------------                           ----

/s/ C. Eugene Ennis
-------------------------------          Chairman of the Board                        October 30, 1998
C. Eugene Ennis


/s/ Ronald P. Nowak
-------------------------------          President and Chief Executive, and           October 30, 1998
Ronald P. Nowak                          Director (Principal Executive Officer)


/s/ Russel L. Allen
-------------------------------          Chief  Financial Officer  (Principal         October 30, 1998
Russell L. Allen                         Financial Officer)


-------------------------------          Director                                     October   , 1998
Jon W. Bayless


/s/ Charles E. Edwards
-------------------------------          Director                                     October 30, 1998
Charles E. Edwards


-------------------------------          Director                                     October   , 1998
C.D. Gray


/s/ Douglas C. Williamson
-------------------------------          Director                                     October 30, 1998
Douglas C. Williamson
