Form 10-Q
period 1998-09-30
3DX TECHNOLOGIES INC
filed 1998-11-13
CIK 915518

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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

Common Stock, par value $0.01 per share              9,153,909 shares as of
                                                       November 13, 1998


================================================================================

                              3DX TECHNOLOGIES INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page

Item 1.  Financial Statements

         Balance Sheet
         September 30, 1998 (unaudited) and December 31, 1997............. 3

         Statement of Operations for the
         Three Months Ended September 30, 1998 and 1997 (unaudited)....... 4

         Statement of Operations for the
         Nine Months Ended September 30, 1998 and 1997 (unaudited)........ 5

         Statement of Changes in Common Stockholders' Equity
         for the Year Ended December 31, 1997 and for the Nine Months
         Ended September 30, 1998 (unaudited)..............................6

         Statement of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997 (unaudited)........ 7

         Notes to Financial Statements (unaudited)........................ 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......17

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................17

Item 2.  Changes in Securities and Use of Proceeds........................17

Item 3.  Defaults Upon Senior Securities..................................17

Item 4.  Submission of Matters to a Vote of Security Holders..............17

Item 5.  Other Information................................................18

Item 6.  Exhibits and Reports on Form 8-K.................................18

SIGNATURES .............................................................. 19

Index to Exhibits........................................................ 20

                              3DX TECHNOLOGIES INC.

                                  BALANCE SHEET

                                     ASSETS


                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                   1998                 1997
                                                                                   ----                 ----
                                                                               (Unaudited)

Current assets:
   Cash and cash equivalents..............................................      $   313,157       $  1,568,091
   Accounts receivable....................................................        1,376,479          1,181,083
   Prepaid expenses.......................................................           53,190            110,681
                                                                                -----------       ------------
     Total current assets.................................................        1,742,826          2,859,855
                                                                                -----------       ------------
Property and equipment:
   Oil and gas properties, full-cost method:
     Evaluated............................................................       32,914,500         22,521,673
     Unevaluated..........................................................        5,707,603         10,098,698
   Technical interpretation equipment.....................................        2,734,150          2,605,439
   Other property and equipment...........................................          273,780            273,780
                                                                                -----------       ------------
                                                                                 41,630,033         35,499,590
   Less accumulated depletion, depreciation and amortization..............      (27,820,274)       (17,127,846)
                                                                                -----------       ------------
                                                                                 13,809,759         18,371,744
Other assets..............................................................           62,354             78,041
                                                                                -----------       ------------
                                                                                $15,614,939       $ 21,309,640
                                                                                ===========       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................................      $2,095,112        $  1,713,209
   Accrued liabilities....................................................         493,777           1,778,543
   Borrowings on credit agreement.........................................       1,800,000                   -
                                                                                -----------        ------------
     Total current liabilities............................................       4,388,889           3,491,752
                                                                               -----------         -----------

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized, 9,153,909 and 7,225,462 shares issued and outstanding, respectively............
                                                                                    91,539              72,255
   Paid-in capital........................................................      40,028,542          38,085,357
   Deferred compensation..................................................        (177,021)           (512,132)
   Accumulated deficit....................................................     (28,717,010)        (19,827,592)
                                                                               ------------        -----------
     Total stockholders' equity...........................................      11,226,050          17,817,888
                                                                               -----------         -----------
                                                                              $ 15,614,939        $ 21,309,640
                                                                                ==========         ===========




   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                           1998                 1997
                                                                           ----                 ----

Revenues:
   Oil and gas...................................................       $ 1,312,869         $   718,356
   Interest and other............................................           129,561             122,349
                                                                        -----------          ----------
     Total revenues..............................................         1,442,430             840,705
                                                                         ----------          ----------

Costs and expenses:
   Lease operating...............................................           105,222              72,042
   Production taxes..............................................            94,719              30,242
   Impairment of oil and gas properties.........................          2,157,003                   -
   Depletion, depreciation, and amortization of oil and gas
        properties...............................................         1,023,728             598,946
     Interest expense............................................             7,213                   -
   General and administrative....................................           549,920             729,700
                                                                        -----------          ----------
     Total costs and expenses....................................         3,937,805           1,430,930
                                                                         ----------           ---------

Net loss applicable to common stockholders.......................       $(2,495,375)        $  (590,225)
                                                                         ===========         ==========

Basic and diluted net loss per common share......................           $(0.28)              $(0.08)
                                                                             =====                =====

Weighted average number of common shares outstanding.............         9,021,909           7,218,177
                                                                          =========           =========









   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1998                 1997
                                                                           ----                 ----

Revenues:
   Oil and gas..................................................       $  3,385,284         $ 2,040,332
   Interest and other...........................................            323,726             530,492
                                                                        -----------         -----------
     Total revenues.............................................          3,709,010           2,570,824
                                                                         ----------          ----------

Costs and expenses:
   Lease operating..............................................            288,843             175,682
   Production taxes.............................................            245,893             121,256
   Impairment of oil and gas properties.........................          7,365,036                   -
   Depletion, depreciation, and amortization of oil and gas
       properties...............................................          2,768,231           1,401,643
     Interest expense...........................................             21,570                   -
   General and administrative...................................          1,908,855           1,963,400
                                                                        -----------          ----------
     Total costs and expenses...................................         12,598,428           3,661,981
                                                                         ----------          ----------

Net loss applicable to common stockholders......................       $ (8,889,418)        $(1,091,157)
                                                                        ============         ==========

Basic and diluted net loss per common share.....................             $(1.11)             $(0.15)
                                                                             ======               =====

Weighted average number of common shares outstanding............          8,005,616           7,183,913
                                                                          =========           =========










   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           (Unaudited from January 1, 1998 through September 30, 1998)



                               COMMON STOCK           PAID-IN         DEFERRED       ACCUMULATED
                             SHARES      AMOUNT       CAPITAL       COMPENSATION       DEFICIT           TOTAL
                             ------      ------       -------       ------------       -------           -----


Balance at December 31,
   1996...................   6,841,177   $68,412     $34,189,700       $(893,040)     $(8,791,448)    $24,573,624
Shares issued for
   over-allotment.........     375,000     3,750       3,796,396               -                -       3,800,146
Shares issued for
   exercise of stock
   options................       9,285        93           3,155               -                -           3,248
Deferred compensation
   related to certain
   stock options..........           -         -          96,106         (96,106)               -              -
Compensation expense
   related to certain
   stock options..........           -         -               -         477,014                -         477,014
Net loss..................           -         -               -               -       (11,036,144)   (11,036,144)
                             ----------- ---------- -------------       ---------      ------------   ------------

Balance at December 31,
   1997...................   7,225,462    72,255      38,085,357        (512,132)      (19,827,592)    17,817,888
Shares issued for
   exercise of stock
   options................     176,403     1,764          83,359               -                 -         85,123
Deferred compensation
   related to restricted
   stock award............      50,000       500          97,938         (98,438)               -               -
Compensation expense
   related to restricted
   stock award............           -         -               -          28,711                -          28,711
Compensation expense
   related to certain
   stock options..........           -         -               -         152,493                -         152,493
Reversal of compensation
   expense for former
   employees related to
   certain stock options..           -         -        (628,488)        252,345                -        (376,143)
Shares issued (net of
   offering costs)........   1,702,044    17,020       2,390,376               -                        2,407,396
Net Loss..................           -         -               -               -       (8,889,418)     (8,889,418)
                            ----------- -----------   ------------     ----------     -------------    -----------

Balance at September 30,
   1998...................   9,153,909   $91,539     $40,028,542       $(177,021)    $(28,717,010)    $11,226,050
                            ==========   =======     ===========       ==========    =============    ===========





   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1998                1997
                                                                          ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................    $(8,889,418)        $ (1,091,157)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
        Depletion, depreciation and amortization...................      3,327,392            1,930,068
        Compensation expense related to certain stock options and
             restricted stock......................................       (194,939)             401,858
        Impairment of oil and gas properties.......................      7,365,036                    -
        (Increase) decrease in accounts receivable.................       (195,396)            (121,539)
        (Increase) decrease in prepaid expenses....................         57,491              100,584
        Increase (decrease) in accounts payable....................        180,674             (400,045)
        Increase (decrease) in accrued liabilities.................        (39,767)             188,131
                                                                      -------------       -------------
   Net cash provided by operating activities.......................      1,611,073            1,007,900
                                                                      -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties.............................     (7,227,822)         (15,557,389)
   Sales of oil and gas properties.................................        482,320                    -
   Purchases of technical and other equipment......................       (128,711)          (1,165,885)
   Other assets....................................................         15,687                    -
                                                                      -------------       --------------
                                                                                                      -
   Net cash used in investing activities...........................     (6,858,526)         (16,723,274)
                                                                       ------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on credit agreement.................................       2,000,000                    -
   Payment on borrowings on credit agreement......................        (200,000)                   -
   Common stock proceeds, net of issuance costs....................      2,107,396            3,799,201
   Proceeds from exercise of stock options.........................         85,123                  522
                                                                      ------------        -------------
   Net cash provided by financing activities.......................      3,992,519            3,799,723
                                                                      ------------        -------------

Net change in cash and cash equivalents............................     (1,254,934)         (11,915,651)
Cash and cash equivalents at beginning of the period...............      1,568,091           17,521,745
                                                                      ------------        -------------
Cash and cash equivalents at end of the period.....................  $     313,157          $ 5,606,094
                                                                      ============           ==========









   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by 3DX Technologies, Inc. ("the Company") in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of the Company at September 30, 1998 and the results of operations for the interim periods presented. All such adjustments made are of a normal and recurring nature. Results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1998. Reference is made to the Company's December 31, 1997 audited financial statements, including the notes thereto. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

         Statement of Financial Accounting Standards No 130, Reporting Comprehensive Income ("SFAS 130"), was issued in June 1997, with the adoption required for fiscal years beginning after December 31, 1997. SFAS 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the quarters ended September 30, 1998 and 1997 there is not a difference between "traditional" net income and comprehensive net income.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement Statement No. 133 as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. Based on the Company's current operations, Statement No. 133 will not impact the Company's disclosure or reporting.

2.  CREDIT AGREEMENT

         On December 18, 1997, the Company executed a credit agreement with a commercial bank. During April 1998, the bank redetermined the borrowing base and established an availability of $2 million under the credit agreement. There were no borrowings during the first quarter of 1998 and $2 million was borrowed during the second quarter of 1998. During the third quarter of 1998, borrowings and the availability were reduced by $200,000. As of September 30, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital and aging of accounts payable. The bank has agreed to waive these instances of non-compliance through December 31, 1998. In the absence of an improvement in the Company's working capital and accounts payable aging, future waivers from the bank will be necessary. The Company has recorded the borrowings on the credit agreement as a current liability as of September 30, 1998, since there is no assurance that future waivers of events of non-compliance will be obtained.

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

         Under the terms of the agreement, the Company has submitted to its stockholders and they have approved a proposal for the adoption of a one-for-five reverse stock split with respect to all of the outstanding common stock of the Company. Such reverse stock split will not be effective until it is implemented by the Board of Directors of the Company.

         The Company has filed a registration statement relating to the resale of the shares and the option shares, the dilution shares, and the penalty shares in accordance with the terms of the purchase agreement and has agreed to pay the registration expenses.


4.    GENERAL AND ADMINISTRATIVE EXPENSES

         During the second quarter of 1998, the Company experienced a downsizing of its work force. All severence pay, approximately $86,000, associated with this downsizing was recorded as of June 30, 1998. In addition, stock option expense was decreased by approximately $376,000 to reverse the amortization of deferred compensation previously recorded for these employees relating to stock options issued within one year of the initial public offering.

5.  GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected on the accompanying balance sheet, the Company had a deficit in working capital of approximately $2.6 million as of September 30, 1998 including short-term borrowings of $1.8 million. To achieve its near-term goals, the Company has been and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to acquire, explore and develop oil and gas properties. Cash outlays for capital expenditures for oil and gas exploration and development activities during the quarters ended September 30, 1998 and 1997 were $2.0 million and $6.5 million, respectively. Related cash outlays were $7.2 million and $15.6 million for the nine month periods ended September 30, 1998 and 1997, respectively. The level of capital spending in the remainder of 1998 and 1999 will be dependent upon the Company's ability to obtain additional sources of funding.

         The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its cash general and administrative costs for the remainder of 1998 and through September 30, 1999, including technical employee and related costs which are capitalized under full-cost accounting. The Company's projections of cash flows from currently producing properties could be adversely affected by declines in oil and gas prices below current levels and unanticipated declines in oil and gas production from existing properties.

         The Company's business requires substantial oil and gas capital expenditures. The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical costs on its active exploration projects. The Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations are proposed. The Company can also potentially transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof. To recover its investment in unevaluated properties, it is necessary for the Company to either participate in drilling which finds commercial oil and gas production and produce such reserves or receive sufficient value through the sale or transfer of all or a portion of its interests.

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

         Management of the Company continues to be actively engaged in soliciting new equity investors to provide funding for its capital program, which includes two additional exploration wells and one development well in 1998 and up to seventeen exploration and development wells in 1999, as well as lease acquisition and seismic expenditures. On June 10, 1998 the Company successfully completed a sale of 1,462,044 shares of common stock for net proceeds of $2.1 million. Management of the Company understands that the Company's business requires substantial oil and gas capital expenditures and that additional financing will be required to completely fund its capital program. The lack of firm commitments for additional equity financing at this time, combined with the deficit in working capital, raises uncertainty about the ability of the Company to continue as a going concern. In the absence of additional funding, the

Company may be required to reduce its planned level of capital expenditures or pursue other financial alternatives, which could include a sale or merger of the Company. (See Note 6.) The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

6.    PROPOSED MERGER

          On November 2, 1998 the Company entered into a letter of intent to merge into Fortune Natural Resources Corporation ("Fortune"), an oil and gas company listed on the American Stock Exchange. The terms of the merger provide for the issuance to 3DX stockholders of up to a maximum of 6,965,431 shares of Fortune common stock - an exchange ratio of .75 share of Fortune common stock for one share of 3DX common stock. The Company's shareholders could also receive additional Fortune stock two years after closing, up to a total of approximately
3.9 million shares, if additional reserves attributable to the exploration properties acquired from the Company contribute disproportionately to the total of all reserves added by Fortune from all exploration properties.

         The letter of intent has been approved by the board of directors of both entities. The transaction is conditioned upon, among other things, the preparation and approval of a definitive merger agreement and the consent of the shareholders of both companies.

7.    LISTING ON NASDAQ

         In September 1998, the Company received a letter from The Nasdaq Stock Market, Inc. notifying the Company that it failed to maintain a closing bid price of greater than or equal to $1.00 and that the Company's common stock failed to maintain a market value of public float greater than or equal to $5 million, as required by Nasdaq rules. If the Company is unable to demonstrate compliance with the $1.00 minimum bid price requirement on or before December 14, 1998, the Company's common stock will be delisted at the opening of business on December 16, 1998. In such an event, trading on the common stock would be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements for Nasdaq, or in what are commonly referred to as the "pink sheets". As a result, a holder of the common stock could find it more difficult to dispose of or to obtain accurate quotations of the price of the common stock. Such delisting could have an adverse effect on the market price and overall marketability of the common stock.

         If the common stock is not listed on Nasdaq and has a market price of less that $5.00 per share, it may be classified as a "penny stock". Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission ("SEC") relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and to provide current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         The foregoing required penny stock restrictions will not apply to the common stock if such securities are quoted on Nasdaq and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that the common stock will qualify for exemption from these restrictions. In any event, even if shares of the common stock were exempt from such restrictions, they would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which gives the SEC the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the SEC finds that such a restriction would be in the public interest. If the common stock were subject to the rules on penny stocks, the market liquidity for the common stock could be severely adversely affected.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company during the periods indicated:


                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                     1998             1997
                                                                     ----             ----

PRODUCTION:
    Gas (MMcf)............................................           568.1              291.7
    Oil and condensate (MBbls)............................            11.5                4.2
    Total equivalent (MMcfe)..............................           637.1              316.9
AVERAGE SALES PRICE:
    Gas (per Mcf).........................................           $2.07              $2.20
    Oil and condensate (per Bbl)..........................          $11.77             $18.13
AVERAGE EXPENSES (PER MCFE):
    Lease operating (1)...................................           $0.31              $0.32
    Depletion of oil and gas properties...................           $1.61              $1.89




                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1998             1997
                                                                     ----             ----

PRODUCTION:
    Gas (MMcf)............................................         1,404.8            821.0
    Oil and condensate (MBbls)............................            28.9              9.1
    Total equivalent (MMcfe)..............................         1,578.2            875.6
AVERAGE SALES PRICE:
    Gas (per Mcf).........................................           $2.16            $2.27
    Oil and condensate (per Bbl)..........................          $12.26           $19.42
AVERAGE EXPENSES (PER MCFE):
    Lease operating (1)...................................           $0.34            $0.34
    Depletion of oil and gas properties...................           $1.75            $1.60

 (1) Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.


OIL AND GAS REVENUES. Oil and gas revenues increased to $1,312,869 for the three months ended September 30, 1998 (the "1998 quarter") from $718,356 for the three months ended September 30,1997 (the "1997 quarter"). This increase was primarily attributable to higher oil and gas production levels. Production increased by over 101% to 637.1 MMcfe for the 1998 quarter, from 316.9 MMcfe for the 1997 quarter. The increased production resulted principally from successful wells drilled during the latter part of 1997 and the first nine months of 1998. The average sales price for natural gas, which accounted for 89% of equivalent production during the 1998 quarter, decreased by 6% to $2.07 per Mcf from $2.20 per Mcf for the 1997 quarter. The average sales price for oil decreased to $11.77 per barrel during the 1998 quarter versus $18.13 per barrel for the 1997 quarter.

         Oil and gas revenues increased to $3,385,284 for the nine months ended September 30, 1998 (the "1998 period") from $2,040,332 for the nine months ended September 30,1997 (the "1997 period"). This increase was primarily attributable to higher oil and gas production levels. Production increased by over 80% to 1,578.2 MMcfe for the 1998 period, from 875.6 MMcfe for the 1997 period. The increased production resulted principally from successful wells drilled during the latter part of 1997 and during the 1998 period. The increase in production was offset slightly by the decrease in average sales price. The average sales price for natural gas, which accounted for 89% of equivalent production during the 1998 period, decreased by 5% to $2.16 per Mcf from $2.27 per Mcf for the 1997 period. The average sales price for oil decreased to $12.26 per barrel during the 1998 period versus $19.42 per barrel for the 1997 period.


LEASE OPERATING EXPENSE. Total lease operating expenses, including production taxes, increased to $199,941 for the 1998 quarter from $102,284 for the 1997 quarter. This increase was primarily attributable to the additional costs of operating new producing wells and is comparable to the increase in production during the corresponding periods. Lease operating expenses per Mcfe of production decreased slightly to $0.31 per Mcfe for the 1998 quarter from $0.32 per Mcfe for the 1997 quarter.

         Total lease operating expenses, including production taxes, increased to $534,736 for the nine month 1998 period from $296,938 for the nine month 1997 period. This increase was primarily attributable to the additional costs of operating new producing wells drilled during the latter part of 1997 and into the 1998 period and is comparable to the increase in production during the corresponding periods. Lease operating expenses per Mcfe of production remained flat at $0.34 per Mcfe for the 1998 period as compared to the 1997 period.

DEPLETION, DEPRECIATION AND AMORTIZATION OF OIL AND GAS PROPERTIES. Depletion of oil and gas properties for the 1998 quarter increased to $1,023,728 from $598,946 for the 1997 quarter. The increase in depletion of oil and gas properties resulted primarily from the increase in oil and gas production during the 1998 period, as discussed above, with a slight offset in the depletion rate for this period. Depletion of oil and gas properties per Mcfe for the 1998 quarter decreased to $1.61 per Mcfe, or 15%, from the rate of $1.89 per Mcfe in the corresponding period in 1997. The decrease in the rate resulted from greater additions to evaluated oil and gas reserves than the net additions to oil and gas property costs relative to the existing depletion rate per Mcfe.

         Depletion of oil and gas properties for the nine month 1998 period increased to $2,768,231 from $1,401,643 for the nine month 1997 period. The increase in depletion of oil and gas properties resulted from the increase in oil and gas production during the 1998 period, as discussed above. Depletion of oil and gas properties per Mcfe for the 1998 period increased to $1.75 per Mcfe, or 9%, from the rate of $1.60 per Mcfe in the corresponding period in 1997. The increase in the rate resulted from greater net additions to evaluated oil and gas property costs than the additions to oil and gas reserves relative to the existing depletion rate per Mcfe.

IMPAIRMENT OF OIL AND GAS PROPERTIES. Under the rules of the full-cost accounting method as prescribed by the SEC, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using prices and costs in effect at the end of each quarterly period. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. During 1998, oil and gas impairments of $2.2 million and $7.4 million were recorded over the three month and nine month periods ending September 30, 1998. The impairments recorded were principally the result of increased additions to evaluated property costs. No charge for impairment was recorded during the corresponding 1997 periods.

INTEREST EXPENSE. Interest expense increased to $7,213 for the 1998 quarter and $21,570 for the nine month 1998 period. No such expenses were incurred for the corresponding 1997 periods. These expenses represent commitment fees and amortization of set up costs associated with the credit agreement the Company executed with a commercial bank in December 1997. The Company had outstanding borrowings of $1.8 million under the credit agreement at September 30, 1998. The Company capitalized interest in the amount of $46,000 and $73,000 during the quarter and year to date periods ended September 30, 1998, respectively, relating to unusually significant investments in unproved properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, net of costs capitalized to exploration and development projects, decreased to $549,920 for the 1998 quarter from $729,700 for the 1997 quarter. This decrease was attributable to a downsizing in personnel that occurred during the second quarter of 1998. The downsizing also resulted in a significantly lower level of capitalized overhead during the 1998 quarter.

         General and administrative expense, net of costs capitalized to exploration and development projects, decreased to $1,908,855 for the 1998 period from $1,963,400 for the 1997 period. This decrease was primarily attributable to a downsizing in personnel that occurred during the second quarter of 1998. The downsizing had the following effects on total general and administrative expenses: (1) an increase in compensation expense due to severance pay recorded, (2) a decrease in the amount of capitalized overhead, as the majority of the terminated personnel were from technical departments, and
(3) a decrease in stock option expense to adjust the amortization of deferred compensation recorded for these employees relating to stock options issued within one year of the initial public offering.

INTEREST AND OTHER INCOME. Interest and other income increased to $129,561 for the 1998 quarter from $122,349 for the 1997 quarter. The nine month 1998 period decreased to $323,726, from $530,492 for the nine month 1997 period. The Company had a substantially higher balance of short term investments during 1997 from the proceeds of the initial public offering.

NET LOSS. As a result of the foregoing, the Company's net loss increased to $2,495,375 for the 1998 quarter from $590,225 for the 1997 quarter. The most significant factors which caused the increase in net loss were the impairment and increase in depletion, depreciation, and amortization of oil and gas properties recorded with a slight offset due to the increase in oil and gas revenues as detailed above.

         The Company's net loss increased to $8,889,418 for the nine month 1998 period from $1,091,157 for the nine month 1997 period. The significant factors affecting the nine month period comparison were the increase in impairment of oil and gas properties and depletion, depreciation and amortization, with a slight offset due to increase oil and gas revenues as detailed above.

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

         The Company's business requires substantial oil and gas capital expenditures. To achieve its near-term goals, the Company has been and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to acquire, explore and develop oil and gas properties. Cash outlays for capital expenditures for oil and gas exploration and development activities during the quarters ended September 30, 1998 and 1997 were $2.0 million and $6.5 million, respectively. Related cash outlays were $7.2 million and $15.6 million for the nine month periods ended September 30, 1998 and 1997, respectively. The level of capital spending in 1998 will be dependent upon the Company's ability to obtain additional sources of funding.

         As of September 30, 1998, the Company had a deficit in working capital of approximately $2.6 million. On December 18, 1997, the Company executed a credit agreement with a commercial bank, the borrowing capacity of which was set at $2.0 million in April 1998. During the quarter ended June 30, 1998 the
Company borrowed $2.0 million under the credit agreement and repaid $200,000 during the third quarter of 1998. The maximum amount currently available for borrowing under the credit facility is $1.8 million. The borrowing capacity is a function of the value of the Company's proved oil and gas reserves, and is redetermined on a semi-annual basis. The credit agreement is secured by substantially all of the Company's oil and gas properties and contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. As of September 30, 1998, the Company was not in compliance with certain covenants of the credit agreement pertaining to minimum working capital and aging of accounts payable. The bank has agreed to waive these instances of non-compliance through December 31, 1998. In the absence of an improvement in the Company's working capital and accounts payable aging, future waivers from the bank will be necessary.

         As a result of the Company's periodic review of each of its oil and gas exploration and development properties and its available capital, the Company has occasionally sold partial interests in specific oil and gas projects to other investors to reduce its total investment commitment to such projects. No gain or loss has been recognized on these transactions. In September 1998, the Company sold one of its properties located in Cove Field, Texas for approximately $440,000 (of which $200,000 was used to reduce the balance of borrowings on the company's bank credit agreement). In accordance with full-cost accounting rules, no gain or loss was recorded on this sale of oil and gas property. In November, 1998, the Company closed a sale of 50% of its working interest in the Ramrod project in Matagorda county, Texas. Proceeds to the Company from this sale were $2 million and were used to reduce accounts payable and the bank loan. No gain or loss was recorded from the sale.

         The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its cash general and administrative costs for the remainder of 1998 and through September 30, 1999, including technical employee and related costs which are capitalized under full-cost accounting. The Company's projections of cash flows from currently producing properties could be adversely affected by declines in oil and gas prices below current levels or anticipated seasonal lows and unanticipated declines in oil and gas production from existing properties.

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

IMPACT OF THE YEAR 2000

         Many of the world's computer systems, including those embedded in process control equipment, currently record years in a two-digit format. On January 1, 2000, all hardware and software which use the two year convention could fail or create erroneous data because of an inability to properly interpret dates beyond 1999 (the Y2K issue).

         The Company's assessment of the Y2K issues that could affect its operations is not complete. However, based on information assembled to date, the Company believes that most, if not all, of the Y2K risk to the Company, if any, will come from third parties, primarily oil and gas operators, pipelines, banking institutions, governmental entities, communications systems providers and similar entities.

         The Company does not operate any oil and gas properties and relies minimally on the software of third parties, which consists primarily of purchased or leased operating system, analysis, accounting and seismic programs. These programs have been determined to be either Y2K compliant or capable of Y2K compliance with little cost to the Company.

         The Company will continue to assess the ability and timeliness of third parties becoming Y2K compliant, but presently believes that any cost to the Company will be minimal.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Registrant.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act:). Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that the drilling of wells in projects in which the Company has a working interest may be delayed or abandoned, actual rates of production may not reach anticipated levels and opportunities for the Company to acquire future working interests in additional projects on terms considered reasonable to the Company may be limited or unavailable, changing economic, regulatory and competitive conditions, other technological developments and other risks and uncertainties, including those set forth herein. The Company's future financial results will depend primarily on: (i) the Company's ability to continue to source and screen potential projects; (ii) the Company's ability to discover commercial quantities of hydrocarbons; (iii) the market price for oil and gas; and (iv) the Company's ability to implement its exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that the Company will be able to obtain additional funding to increase its currently limited capital resources.

PART  II.  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On August 7, 1998, a Special Meeting of Stockholders was held at the Company's principal executive offices in Houston, Texas.

         (b)       Not Applicable

         (c) (1) At the Meeting, the proposal to approve the Common Stock Subscription Agreement, dated as of June 3, 1998 and the transactions contemplated thereby was approved with 4,003,183 votes cast for, 65,148 votes cast against and 15,900 votes abstaining.

                  (2) At the Meeting, the proposal to authorize the issuance and sale of up to 1,871,290 additional shares of Common Stock pursuant to the terms of an option granted to the Purchasers or in transactions privately negotiated by management of the Company with such other investors as the Company and Purchasers may agree was approved with 4,003,183 votes cast for, 65,148 votes cast against and 15,900 votes abstaining.

                  (3) At the Meeting, the proposal to authorize certain amendments to the Company's Restated Certificate of Incorporation, as amended, to effect a one-for-five reverse stock split of the issued and outstanding Common Stock was approved with 5,592,568 votes cast for, 281,398 votes cast against and 12,900 votes abstaining.

         (d)       Not Applicable.

ITEM 5   OTHER INFORMATION

         Submission of Stockholder Proposals and Discretionary Voting Authority

         Proposals submitted by stockholders of the Company for inclusion in the proxy statement relating to the Company's 1999 Annual Meeting of Stockholders must be received by the Company on or before December 31, 1998. Additionally, notice of proposals which are intended to be presented by stockholders at the Company's 1999 Annual Meeting of Stockholders must be received by the Company on or before March 17, 1999. However, if the date of the Company's 1999 Annual Meeting of Stockholders is either prior to May 6, 1999 or after July 3, 1999, proposals submitted by stockholders for inclusion in the proxy statement relating to the Company's 1999 Annual Meeting of Stockholders must be received by the Company a reasonable time before the Company begins to print and mail its proxy materials. Additionally, notice of proposals stockholders intend to be present at the meeting must be received by the Company no later than the close of business on the tenth day following the day on which notice of the date of the meeting was mailed.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              11.1   Computation of Earnings per Share

              27. Financial Data Schedule for the six month period ended September 30, 1998


         (b)   Reports on Form 8-K

              Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 1998.

              Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           3DX TECHNOLOGIES INC.
                                           (Registrant)


 Date: November 13, 1998                   By: /s/ Ronald P. Nowak
                                           -------------------------------------
                                           President and Chief Executive Officer
                                          (Principal Executive Officer)



 Date: November 13, 1998                   By: /s/ Russell L. Allen
                                           -------------------------------------
                                            Vice President of Finance
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

                               INDEX TO EXHIBITS

          Exhibit
          Number          Description Of Exhibit
          -------         ----------------------

          11.1            Computation of Earnings per Share.

          27 Financial Data Schedule for the nine month period ended September 30, 1998