Form 10-K405
period 1998-12-31
3DX TECHNOLOGIES INC
filed 1999-03-26
CIK 915518

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

For   Annual  and  Transition Reports  pursuant  to  Section  13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 for the fiscal year ended December 31, 1998

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,604,000 on March 12, 1999 based upon the closing sale price of common stock on such date of $0.406 per share on the NASDAQ National Market. As of March 12, 1999, the registrant had 9,379,209 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The  information  required by Part III is  incorporated  by reference to
the   Registrant's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Stockholders which will be filed with the Securities and Exchange Commission on or before April 30, 1999.
==============================================================================

                              TABLE OF CONTENTS

PART I

      ITEM 1.    BUSINESS................................................1

      ITEM 2.    PROPERTIES..............................................7

      ITEM 3.    LEGAL PROCEEDINGS......................................11

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....11

PART II

      ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS....................................11

      ITEM 6.    SELECTED FINANCIAL DATA................................11

      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........13

      ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK............................................19

      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............19

      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....19

PART III

      ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....19

      ITEM 11.   EXECUTIVE COMPENSATION.................................19

      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.............................................19

      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........19


PART IV

      ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K....................................20


SIGNATURES..............................................................22

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


                                    PART I


ITEM 1.     BUSINESS.

THE COMPANY

      3DX Technologies Inc. ("the Company") is an independent oil and gas company that explores, develops and produces oil and gas from the onshore and offshore Gulf Coast region of the United States. Started in 1993, 3DX recognized a niche for technical expertise due to the increasing use of 3-D seismic as an exploration tool for the onshore areas of the United States. The Company focuses on technically advanced reservoir imaging and applied technology in the search of commercial hydrocarbons with a core competency in the application and utilization of 3-D seismic. The Company participates in selected exploration projects as a non-operating working interest owner, sharing both the risk and rewards with its partners. By reducing drilling risk through 3-D imaging and analysis, the Company expects its return on investment to exceed industry standards.

STRATEGY

      The Company's goal is to grow with an "educated drill bit" by increasing the proven reserve base and production rate to generate additional cash flow. To realize its goal, 3DX's business strategy includes:

FOCUS ON THE EXPERTISE OF 3D IMAGING AND ANALYSIS

      The Company focuses all of its technical resources on obtaining the best possible subsurface image to reduce exploration risk and identify the most effective location and target for each prospect. By focusing on the technical issues of a 3-D project, the Company relies on the strategic relationships with its partners to provide other core needs, such as drilling operations.

MAINTAIN AND SUPPORT TECHNOLOGICALLY ADVANCED EXPLORATIONISTS

      The quality and interpretation of information derived from 3-D imaging is often dependent on the Company's ability to retain and develop creative, experienced geoscientists and engineers. In order to capitalize on the intellectual resources, the Company is committed to motivate the technical staff by providing and utilizing the most advanced imaging and analytical technology available on the market. Additionally, the Company offers each employee an incentive with options to purchase common stock.

EMPHASIZE TECHNICAL ADVANTAGES AND NICHES

      The Company's internal seismic processing capabilities are a competitive advantage over similar size companies. With internal processing, the Company has developed the process of 3DXPRESS. 3DXPRESS is an innovative technique used in exploration that improves the quality of seismic data and significantly compresses the traditional time frame for acquisition through interpretation. This process allows analysis of 3-D data while the survey is being conducted, giving the Company's explorationists the ability to ensure data quality and steer data collection toward areas where prospects are more likely to exist. Utilizing this technology, the Company has proven its capability to image and analyze projects for potential drilling sites more rapidly and accurately than with traditional methods.

FOCUS EXPLORATION PROJECTS IN THE UNITED STATES GULF COAST

      The Company has been involved in projects both domestically and internationally, spreading its technical expertise to many parts of the world. 3DX re-directed its focus to the Gulf Coast area of the United States during 1998. By focusing on the Gulf Coast, the Company participates in projects in which they have an established knowledge base and track record. Additionally, these opportunities can lead to core areas for the Company. With a focus on knowledge based areas, the Company also believes the probability of success in its program will be higher. Finally, with an emphasis on the U.S. Gulf Coast, the Company will have a focus on projects that can deliver a shorter cycle time to positive cash flow.

SELECTIVE PROJECT PARTICIPATION, PARTNERING AND DRILLING EFFORTS

      The Company's project screening process continually adapts the criteria to select projects that are likely to maximize the return on its capital investments and continually builds a balanced portfolio. The Company's selection criteria favor projects which (i) are managed by reliable and successful operating partners; (ii) are located on properties to which 3-D imaging can be effectively applied to evaluate the primary geologic risk; (iii) have prospect repeatability or upside potential; (iv) have projected rates of return which make the production of hydrocarbons economically attractive.

BALANCE BETWEEN GROWTH AND CASH FLOW

      The Company believes that a key to achieving long-term viability is growth based on an expanding cash flow. By committing its talents and resources to expanding the proven reserve base and hydrocarbon production rate, the Company will develop the cash flow necessary to sustain future growth.

PROJECTS, BUSINESS RELATIONSHIPS AND TECHNOLOGY


PROJECT GENERATION AND BUSINESS RELATIONSHIPS

      By its participation in multiple projects, many with multiple partners, the Company has been able to build upon a knowledge base outside of 3DX, create a resource for future opportunities and generate a partner base for 3DX's internal generated projects. The Company has also undertaken the initiative to bring geologic consultants into the Company to support the geophysical skills. This has already proven beneficial with the Hall Ranch Project in Karnes County, Texas, providing an integrated interpretation and better understanding of the remaining drilling opportunities.

TECHNOLOGY

      The Company maintains an extensive computer facility to support its oil-finding activities. A Silicon Graphics Power Challenge provides the large-scale computing capacity to support real-time data processing and imaging. A network of nine workstations, functioning in a client-server environment, provides the framework for synthesis of the geological, geophysical and engineering data into an integrated image of the subsurface. The principal supplier of the software used by the Company for both data processing and interpretation is Landmark Graphics Corporation and its subsidiaries. In addition, the Company owns licenses for certain geological and geophysical applications including Hampson-Russell Software, Inc., Paradigm Geophysical, Inc., Interpretative Imaging and Petrosoft Inc.

SIGNIFICANT PROPERTIES AND ACTIVITIES

      During 1998, 3DX undertook an evaluation of its core producing properties and the focus of its exploration activities. Some of the exploration plays were located outside the Gulf Coast of the United States including international plays in offshore West Africa, carbonate plays in Florida and deepwater plays in the Gulf of Mexico. In some cases, the prospect opportunities were associated with high drilling and operating costs, a long cycle time to positive cash flow or limited technical knowledge in the area. The Company undertook the task of reducing its exposure in the high cost projects and non-core properties. The results of this effort were two-fold. First, it provided the Company with needed cash. Second, it allowed the Company to participate in seven drilling opportunities at no cost to 3DX. This was accomplished by selling and converting working interest to a carried interest on selected projects while preserving significant interest for upside potential.

HALL RANCH PROJECT, KARNES COUNTY, TEXAS

      The Hall Ranch Project has become one of the core areas for the Company. After two drilling successes in the area, the Company looks forward to drilling an additional key prospect in 1999. 3DX has a twenty-five percent (25%) working interest in Hall Ranch.

GILLOCK PROJECT, GALVESTON COUNTY, TEXAS

      In 1998, the Company participated in the Gillock Project, a sixty (60) mile shoot in the area of southern Galveston County. This project covers several prolific Frio fields and is in the vicinity of the recent Eagle Point Vicksburg discovery in Galveston Bay. The Company took a fifteen (15%) working interest and applied the 3DXPRESS process to the project. Results from the interpretation have added sixteen (16) new prospects to 3DX's inventory with drilling beginning in the second quarter of 1999.

FOUR ISLE DOME PROJECT, TERREBONNE PARISH, LOUISIANA

      The impact and integration of 3-D seismic on an existing field is clearly demonstrated by the Four Isle Dome Project. A proprietary 3-D was shot on the dome in 1996, which identified new fault blocks and updip potential to production. 3DX participated in two successful wells during 1998 with a combined production rate of 33 million cubic feet of gas per day (MMCFG/D) and over 700 barrels of condensate per day (BC/D). This is the highest production rate for the field since 1982. 3DX own a five- percent (5%) working interest in the project.

SMITH POINT 3-D PROJECT, CHAMBERS COUNTY, TEXAS

      The drilling evaluation phase on the Smith Point 3-D Project in Chambers County, Texas was started in 1998. In April 1998, 3DX elected to farmout fifty percent (50%) of its working interest in the project. This resulted in 3DX retaining a 7.5% working interest (after payout) of the first three (3) prospects drilled. During 1998, two of the three prospects were drilled with one success and the third well will spud in the second quarter of 1999.

RAMROD 3-D PROJECT, MATAGORDA COUNTY, TEXAS

      By late 1997, 3DX established a significant discovery on its Ramrod property in Matagorda County, Texas. The St. George #1 well had sustained flow rates of 8 MMCFG/D and 140 BC/D. Deeper potential was recognized on the property and in November 1998, 3DX elected to sell one half (50%) of its interest in the property for cash and a one hundred percent (100%) carry on a 15,500' exploration well. Based on the drilling results from the new well (St. Andrew #1), 3DX elected to sell its remaining interest in the project.

REPUBLIC OF COTE D'IVOIRE

      Through a partnership for technical services, 3DX established a position in two offshore blocks in offshore Cote d'Ivoire. This area is located off the West Coast of Africa. In August 1998, 3DX converted a ten percent (10%) working interest to a two and one half percent (2.5%) carried interest through a sale transaction and stock trade with the operator. The result of the transaction gives 3DX a carry on all drilling costs for two wells, one in Block 24 (drilled during 1998) and the remaining test well on Block 202 which is anticipated to spud in 1999.

SUNNILAND TREND PROJECT, FLORIDA

      In 1996, through a joint partnership with the operator, 3DX acquired an eight percent (8%) working interest in exchange for technical expertise and support on the Sunniland Trend. One well was drilled in the Raccoon Point prospect area during 1998 and was non-economic. Due to poor drilling results, high operating and development costs and low oil prices, the Company elected to sell its interest and exit the play at the end of 1998. This sale represents a continuing divestment of non-core properties in the 3DX portfolio.

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

      To complement the OPA, the State of Texas enacted the Oil Spill Prevention and Response Act ("OSPRA"). The Texas General Land Office ("GLO") is the lead agency for carrying out OSPRA, and to that end the GLO has promulgated regulations affecting anyone who owns or operates a vessel or facility that stores or transfers oil in areas where a spill could reach Texas coastal waters.

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

      The Clean Water Act ("CWA") and regulations promulgated thereunder prohibit the discharge of pollutants into waters of the United States without a permit pursuant to the National Pollutant Discharge Elimination System ("NPDES") provisions. The CWA also requires reporting of oil spills to the National Response Center. The United States Environmental Protection Agency ("EPA") has issued general NPDES permits for oil and gas platforms in the Gulf of Mexico, which impose limits on discharges of such things as oil, grease, produced water and drilling fluids. Onshore platforms may also be subject to the requirement for NPDES permits for both production discharges and for discharges of stormwater. In Louisiana, the NPDES permit program has recently been delegated to the State of Louisiana. In Texas, the NPDES permit program is administered by the TNRCC. Failure to obtain the proper permit may result in both civil and criminal penalties as well as an order to cease discharges, which in effect is an order to shut down production.

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

      The Company maintains insurance coverage against some, but not all, operating risks. The insurance maintained generally does not cover claims relating to failure of title to oil and gas leases, trespass during 3-D survey acquisition or surface damage attributable to seismic operations, business interruption nor does it protect against loss of revenues due to well failure. There can be no assurance that any insurance obtained by the Company covering claims related to worker's compensation, comprehensive general liability for bodily injury and property damage, comprehensive automobile liability and pollution, cleanup, underground blowout and evacuation will be adequate to cover any losses or liabilities which may be incurred within projects in which the Company participates. The Company cannot predict the continued availability of insurance coverage or the availability of insurance at premium levels that justify its purchase. If the Company were unable to procure insurance at an acceptable cost with respect to each of the projects in which the Company participates, the occurrence of significant adverse events not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

COMPETITION

      Competition in the oil and gas industry is intense, particularly with respect to the acquisition of acreage and capital. The Company's competitors in the exploration for oil and gas include numerous major and independent oil and gas companies, smaller, technology-driven service companies, individual proprietors, drilling and income programs and partnerships. Many of the Company's competitors possess and employ financial and personnel resources substantially in excess of those available to the Company and may, therefore, be able to define, evaluate, bid for and participate in a greater number of oil and gas properties than the Company. The Company believes that technology, experience and reliability are the primary elements upon which the Company competes in the industry. Although the Company believes that it competes effectively in each of these areas, there can be no assurance that the Company's ability to attract and invest in high quality projects will not be adversely affected if its current competitors or new market entrants introduce new services with better quality technology than those available to the Company.

EMPLOYEES AND INDEPENDENT CONSULTANTS

      As of December 31, 1998, the Company had 7 full-time employees including 2 explorationists. The Company believes that its relationship with its employees is good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.     PROPERTIES

SIGNIFICANT PROJECTS AND PROPERTIES

      The Company's exploration activities are focused in the onshore Gulf Coast region of the United States, principally in Texas, but also include projects in Louisiana, Mississippi, and Alabama. Additionally, the Company has exploration projects offshore in the Gulf of Mexico and internationally in the Republic of Cote d'Ivoire.

      3-D seismic imaging is an effective tool to identify the structural and stratigraphic features in the Gulf Coast region and provides the Company with an ability to identify hydrocarbon potential in and around existing fields that could not be detected with 2-D seismic and earlier exploration techniques. Due to geologic complexities within the Gulf Coast, it may be possible to identify multiple prospects within a single project. These prospects typically offer multiple drilling opportunities with individual wells capable of penetrating multiple reservoirs.

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

      The major producing areas in which the Company holds an interest are reflected in the table below as of and for the year ended December 31, 1998:

                                      PROVED RESERVES      1998 PRODUCTION
                                      -----------------  ---------------------
                                          GAS    OIL           GAS      OIL
           AREA / TREND                  MMCF   MBBL          MMCF     MBBL
           ------------                  ----   ----          ----     ----
           Texas Frio Trend             1,482     27           830       24
           Texas Wilcox Trend           1,307     12           140        2
           Texas Miocene Trend            471      -           516        -
           Other Properties               625     23           392       12
                                        -----    ---         -----      ---
                                        3,885     62         1,878       38
                                        =====    ===         =====      ===


GULF COAST AREA

      Of the 15 wells drilled in 1998, 14 were in the Gulf Coast area, including 10 in Texas, 2 in Louisiana, and 1 in Florida. All of the Company's 8 successful wells in 1998 were in the Gulf Coast area.

TEXAS GULF COAST. This area includes both onshore and near-shore properties and generally extends along the Texas coast for a distance of approximately 100 miles inland from the coastline. Prospective geology in the trend is characterized by numerous stacked sand formations that were deposited continuously by river channels and deltas. The trend's primary oil and gas producing formations include the Miocene, Frio, Vicksburg, Yegua, and Wilcox. The Company has exploration projects targeting each of these oil and gas formations from depths of 3,000' to 16,000'. Of the Company's 33 exploration projects, 20 are in the Texas Gulf Coast area. The Company acquired 120 square miles of new 3-D seismic data in the Texas Gulf Coast region during 1998. Below is a discussion of certain of the active exploration projects in this area:

      TEXAS MIOCENE TREND. The Company has participated in six projects, with over 200 square miles of 3-D seismic data in this trend. The Company currently has nine producing gas wells in the Miocene Trend, in Calhoun and Matagorda counties, Texas, at depths between 3,000' and 6,000'. The Company owns working interests ranging from 15% to 20% in these wells, which are operated by Prime Operating Company, a subsidiary of PrimeEnergy Corporation. In addition to these projects, the Company is actively pursuing additional opportunities in this trend.

      TEXAS FRIO TREND. The Company has participated in nine projects, with over 400 square miles of 3-D seismic data in this trend. This includes 120 square miles acquired during 1998. The 1998 new projects are located in Galveston and Chambers counties, Texas, and have resulted in excess of 15 new exploration prospects added to 3DX's drilling inventory. While the primary target for these new projects are Frio sands, significant Vicksburg potential exists within the projects. The Company spud seven wells for Frio objectives in 1998, three of which were successful, and one was drilling at December 31, 1998. The Company owns working interests ranging from 7.5% to 22% in these projects.

      TEXAS WILCOX TREND. The Company has four active projects in the Texas Wilcox Trend, located in Karnes, Lavaca, Goliand, and Dewitt counties, Texas. These projects cover approximately 140 square miles of 3-D seismic data. Wilcox objectives have been identified within these projects at depths of 10,000' to 15,000'. The Company drilled three wells in the trend during 1998, two of which were successful. 3DX owns working interests ranging from 12.5% to 25% in these projects.

OTHER PROJECTS

      LOUISIANA. The Company has two active exploration projects in Louisiana. The Four Isle Dome project in Terrebonne Parish, operated by Burlington Resources, targets Miocene-age sands at depths up to 15,000'. The Company participated in the sidetrack of one well, and drilling of another during 1998. Both wells were successful, resulting in a combined rate of over 30 million cubic feet of gas per day. The Company has a 5% working interest in Four Isle
Dome. The second project area is located in Calcasieu and Jefferson Davis Parishes. The Company participated in a 14,000' wildcat well during 1998, which was unsuccessful. 3DX has a 10% working interest in this project.

      OFFSHORE GULF OF MEXICO. The Company had two producing properties offshore in the Gulf of Mexico. The two producing properties, the Cove project at Matagorda Island Block 487-L and the Hollywood project at East Cameron Block 42, are considered to be fully developed. The Company elected to sell it's 7% in the Cove project during 1998, while retaining it's 5% working interest in East Cameron Block 42. The Company also has a 1% carried interest in 3 exploratory projects located in the deep water flex trend of the Gulf of Mexico. These projects have eight-year lease terms which expire in March 2005.

      WEST AFRICA. The Company joined its partner, Santa Fe Energy Resources (Cote d'Ivoire) Ltd., in 1997 to evaluate Block CI-24 and Block CI-202 located in the offshore waters of The Republic of Cote d'Ivoire, and a 3 million acre concession offshore Ghana. Late in 1997, the partnership began work on a 400 square kilometer 3-D seismic survey, which was completed during the first quarter of 1998. After interpreting the 3-D seismic data for the partnership, the Company converted it's 10% working interest in Block CI-202 and Block CI-24 to a 2.5% carried interest, and elected to exit the offshore Ghana project. The partnership drilled one exploratory well on Block CI-24 during 1998, which was unsuccessful.

OIL AND GAS RESERVES

      All of the Company's proved reserves described below are located onshore and offshore Texas and in the Federal waters offshore Louisiana. All of the Company's proved reserves reflected in the table are proved developed reserves. The reserve estimates were prepared by the independent engineering consulting firm Ryder Scott Company Petroleum Engineers. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. The Company has not provided any estimates of total proved reserves, comparable to those disclosed herein, in any reports filed with federal authorities or agencies other than the Securities and Exchange Commission.

                                                            DECEMBER 31,
                                                     ------------------------
                                                       1998     1997     1996
                                                       ----     ----     ----
Estimated Net Proved Reserves Data:
   Gas (Mmcf)                                         3,885    3,932    2,464
   Oil and condensate (Mbbl)                             62       89       32
   Total equivalent, converted at 6:1 (Mmcfe)         4,257    4,466    2,656
Pre-tax present value of proved reserves
   discounted at 10% (in thousands)                  $5,782   $7,048   $6,623
Standardized Measure of Discounted Future
   Net Cash Flows (in thousands) (1)                 $5,782   $7,048   $6,623
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

PRODUCTIVE WELLS

      At December 31, 1998, 1997 and 1996, the Company held interests in the following productive wells:


                                        AT DECEMBER 31,
                      ---------------------------------------------------
                           1998              1997             1996
                      ----------------  ---------------  ---------------
                       GROSS    NET      GROSS   NET      GROSS   NET
       Oil Wells           4   0.66          9   0.54         8   0.31
       Gas Wells          22   3.34         21   4.49        11   1.71
         Total Wells      26   4.00         30   5.03        19   2.02
                          ==   ====         ==   ====        ==   ====


      The number of gross wells equals the total number of wells in which the Company owns a working interest. The number of net wells equals the sum of the Company's fractional working interests owned in gross wells.

OIL AND GAS DRILLING ACTIVITIES

      The following table sets forth the gross and net number of productive, dry and total exploratory and development wells that the Company drilled in each of 1998, 1997, and 1996:


                                           GROSS WELLS                  NET WELLS
                                       ----------------------     -------------------------
                                       PRODUCTIVE  DRY  TOTAL     PRODUCTIVE  DRY     TOTAL

      EXPLORATORY WELLS
      Year ended December 31, 1998          3       6     9         0.49      0.56    1.05
      Year ended December 31, 1997         11       9    20         2.98      1.83    4.81
      Year ended December 31, 1996          7       7    14         0.74      0.84    1.58
      DEVELOPMENT WELLS
      Year ended December 31, 1998          5       -     5         0.36        -     0.36
      Year ended December 31, 1997          -       3     3           -       0.48    0.48
      Year ended December 31, 1996          3       -     3         0.60        -     0.60


      As of December 31, 1998, the Company was participating in 1 gross (0.20 net) exploratory wells.

PRODUCTION

      The following table summarizes the net volumes of oil and gas produced and sold and the average prices received with respect to such sales from all properties in which the Company held an interest during 1998, 1997 and 1996, respectively.

                                             GAS                    OIL
                                   ----------------------  ---------------------
                                       NET       AVERAGE      NET        AVERAGE
                                   PRODUCTION     SALES    PRODUCTION     SALES
                                     (MMCF)     PRICE/MCF    (MMCF)    PRICE/BBL
                                   ----------   ---------  ----------  ---------
  Year ended December 31, 1998      1,877.9      $2.17        37.8      $ 12.20
  Year ended December 31, 1997      1,131.8       2.46        14.1        18.54
  Year ended December 31, 1996        271.2       2.50         8.5        20.43


      Average oil and gas operating expenses per Mcfe including severance and ad
valorem  taxes,  were  $0.35,   $0.36,  and  $0.33  for  1998,  1997  and  1996,
respectively.

ACREAGE

      The following table sets forth the developed and undeveloped oil and gas acreage in which the Company held an interest as of December 31, 1998. Undeveloped acreage consists of those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

                                     DEVELOPED               UNDEVELOPED
                              ------------------------   --------------------
                                GROSS         NET         GROSS       NET
                              ----------   -----------   --------- ----------
       Texas...............       9,221         1,441      97,193     22,967
       Louisiana...........         325            16      20,081      1,122
       Mississippi/Alabama.          82            19         107         44
       Offshore Federal....       1,440            72           -          -
       International.......           -             -     162,842      4,071
                                 ------         -----     -------     ------
          Total............      11,068         1,548     280,223     28,204
                                 ======         =====     =======     ======

ITEM 3.     LEGAL PROCEEDINGS

      The Company has not been the subject of any legal proceedings since its organization. There can be no assurance, however, that the Company will not in the future be involved in litigation incidental to the conduct of its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II


ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS

        The Company's common stock was traded through March 23, 1999 on the NASDAQ National Market under the symbol "TDXT". Effective March 24, 1999, the Company's common stock was traded on the NASDAQ SmallCap Market under the symbol "TDXTC". The following table sets forth, on a per share basis for the periods indicated, the high and low prices as quoted by the NASDAQ National Market since the shares became publicly traded on December 26, 1996. As of February 17, 1999 there were approximately 70 record holders of the common stock. See Note 10 in Notes for Financial Statements contained elsewhere herein regarding the transfer of the Company's securities to The NASDAQ SmallCap Market.

                                                          HIGH    LOW
                                                          ----    ---
         1998
            Fourth Quarter ended December 31, 1998        $0.72   $0.25
            Third Quarter ended September 30, 1998         1.50    0.56
            Second Quarter ended June 30, 1998             1.88    1.38
            First Quarter ended March 31, 1998             3.72    1.50

         1997
            Fourth Quarter ended December 31, 1997        $9.25   $2.25
            Third Quarter ended September 30, 1997        12.50    8.00
            Second Quarter ended June 30, 1997            10.50    7.75
            First Quarter ended March 31, 1997            13.13   10.00


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


ITEM 6.     SELECTED FINANCIAL DATA

      The financial information set forth below for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 is derived from the financial statements of the Company, which were audited by Arthur Andersen LLP. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements of the Company, the notes related thereto and other financial data included elsewhere in this Form 10-K.


STATEMENT OF OPERATIONS DATA:                                 YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------
                                                 1998          1997         1996        1995        1994
                                                 ----          ----         ----        ----        ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues (a):
   Oil and gas.............................    $ 4,545     $  3,046     $   852     $   275     $  304
   Interest and other......................         54          585         248         236         53
                                               -------      -------      ------     -------     ------
        Total revenues.....................      4,599        3,631       1,100         511        357
Costs and expenses:
   Total lease operating...................        732          437         107          79         34
   Impairment of oil and gas properties          7,864        9,061       1,477       1,627          -
   Depletion, depreciation & amortization..      3,545        2,636         423         158         91
   General and administrative and other (a)      2,047        2,533       1,828       1,135        617
                                               -------      -------     -------     -------     ------
    Total costs and expenses...............     14,188       14,667       3,835       2,999        742
 Net loss .................................     (9,589)     (11,036)     (2,735)     (2,488)      (385)
 Dividends and accretion on preferred stock          -            -        (941)     (1,108)      (452)
                                               -------     --------     -------     -------     ------
 Net loss applicable to common
   stockholders............................   $(9,589)     $(11,036)    $(3,676)    $(3,596)    $ (837)
                                              =======      ========     =======     =======     ======
 Basic and diluted net loss per
   common share as previously reported.....   $ (1.15)     $  (1.53)    $ (1.16)    $ (1.14)    $(0.33)
 Retroactive effect of change in accounting
   principle (b)...........................        -             -        (0.05)      (0.06)     (0.02)
                                              -------     --------      -------     -------     ------
 Basic and diluted net loss per common
   share...................................   $ (1.15)     $  (1.53)    $ (1.21)    $ (1.20)    $(0.35)
                                              =======      ========     =======     =======      ======
 Weighted average number of common
   shares outstanding......................     8,328         7,194       3,042       2,988      2,373
                                              =======      ========     =======     =======     =======


 STATEMENT OF CASH-FLOW DATA
 Net cash provided by (used in) operating
   activities..............................   $ 2,484      $  1,430     $   615     $  (503)    $   16
 Net cash used in investing activities.....     5,960        21,187       5,022        4,113     2,018
 Net cash provided by financing activities.     3,356         3,803      16,225        7,876     2,515
   activities..............................


 BALANCE SHEET DATA:                                              AS OF DECEMBER 31,
                                              ---------------------------------------------------------
                                               1998          1997         1996        1995        1994
                                               ----          ----         ----        ----        ----
                                                                   (IN THOUSANDS)

 Working capital...........................   $   801      $   (632)    $15,987      $ 7,265    $2,103
 Property and equipment, net...............    10,866        18,372       8,576        2,935     2,669
 Total assets..............................    13,501        21,310      26,827       10,451     5,197
 Series B preferred stock..................         -             -           -        6,278     5,452
 Series C preferred stock..................         -             -           -        7,904         -
 Stockholders' equity (deficit)............   $10,531      $17,818      $24,574      $(4,240)   $ (674)



(a)As discussed in Note 2 to the financial statements, rental income has been reflected as a reduction of general and administrative expenses in all periods presented.
(b)As discussed in Note 2 to the financial statements, earnings per share for periods prior to the Company's initial public offering have been restated to retroactively reflect the effect of SAB No. 98.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 1998. This discussion should be read in conjunction with the financial statements of the Company, the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.

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

      As a working interest partner, the Company shares all project costs in proportion to its working interest percentage. In instances in which exploration and development activities are unsuccessful, the Company incurs an economic loss equal to its proportionate share of project costs prior to the time the project is abandoned. Similarly, the Company incurs an economic loss if the Company's proportionate share of revenues generated from production is insufficient to cover the Company's share of project costs.

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

RESULTS OF OPERATIONS

      The following table sets forth certain operating information of the Company during the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
      PRODUCTION:
         Gas (MMcf)                                    1,877.9   1,131.8   271.2
         Oil and condensate (Mbbls)                       37.8      14.1     8.5
         Total equivalent, converted at 6:1 (Mmcfe) 2,104.8 1,216.2 322.2 6:1 (Mmcfe)
      AVERAGE SALES PRICE:
         Gas (per Mcf)                                  $ 2.17     $2.46  $ 2.50
         Oil and condensate (per Bbl)                    12.20     18.54   20.43
      AVERAGE EXPENSES (PER MCFE):
         Lease operating (1)                            $ 0.35     $0.36  $ 0.33
         Depletion of oil and gas properties              1.68      2.17    1.31
-------------

(1) Includes all lease operating expenses and taxes attributable to the Company's properties, including production and ad valorem taxes.

OIL AND GAS REVENUES. Oil and gas revenues increased to $4,544,690 for the year ended December 31, 1998 (the "1998 period") from $3,045,447 for the year ended December 31, 1997 (the "1997 period"). This increase was attributable to higher oil and gas production levels. Production increased by over 73% to 2,104.8 Mmcfe for the 1998 period, from 1,216.2 Mmcfe for the 1997 period. The increased production resulted from successful wells drilled during the latter part of 1997 and throughout the year in 1998. The average sales price for natural gas, which accounted for 89% of equivalent production during the 1998 period, decreased by 12% to $2.17 per Mcf from $2.46 per Mcf for the 1997 period. The average sales price for oil decreased to $12.20 per barrel during the 1998 period versus $18.54 per barrel for the 1997 period.

      Oil and gas revenues increased to $3,045,447 for the 1997 period from $851,827 for the year ended December 31, 1996 (the "1996 period"). This increase was primarily attributable to higher oil and gas production levels. Production increased by over 277% to 1,216.2 Mmcfe for the 1997 period, from 322.2 Mmcfe for the 1996 period. The increased production resulted from successful wells drilled during the last three months of 1996 and throughout the year in 1997. The number of productive wells in which the Company owned an interest increased to 30 (5.03 net) at the end of the 1997 period from 19 (2.02 net) at the end of the 1996 period. The average sales price for natural gas, which accounted for 93% of equivalent production during the 1997 period, decreased by 2% to $2.46 per Mcf from $2.50 per Mcf for the 1996 period. The average sales price for oil decreased to $18.54 per barrel during the 1997 period versus $20.43 per barrel for the 1996 period.

LEASE OPERATING EXPENSES. Total lease operating expenses, including production taxes, increased to $731,749 for the 1998 period from $436,243 for the 1997 period. This increase was primarily attributable to the additional costs of operating new producing wells drilled throughout the latter part of 1997 and into the 1998 period and is comparable to the increase in production during the corresponding periods. Lease operating expenses per Mcfe of production decreased to $0.35 per Mcfe for the 1998 period from $0.36 per Mcfe for the 1997 period.

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

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE. Depletion of oil and gas properties for the 1998 period increased to $3,545,328 from $2,636,305 for the 1997 period. The increase in depletion of oil and gas properties resulted primarily from the increase in oil and gas production during the 1998 period, as discussed above. Depletion of oil and gas properties per Mcfe for the 1998 period decreased to $1.68 per Mcfe, or 23%, from the rate of $2.17 per Mcfe in the corresponding period in 1997. The decrease in the rate resulted from greater net additions to oil and gas reserves than the net additions to evaluated oil and gas property costs relative to the existing depletion rate per Mcfe.

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

IMPAIRMENT OF OIL AND GAS PROPERTIES. Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using prices and costs in effect at the end of each quarterly period. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. Oil and gas impairment charges recorded during 1998 were $7,863,536. The impairments recorded were principally the result of increased additions to evaluated property costs and the decline in oil and gas prices being received by the Company on December 31, 1998 as compared to December 31, 1997.

      Oil and gas impairment charges recorded during 1997 were $9,061,240, all of which were attributable to the fourth quarter ended December 31, 1997. This writedown results principally from the significant decline in oil and gas prices being received by the Company on December 31, 1997 as compared to September 30, 1997, and a relatively large investment in three unsuccessful exploratory wells, all of which were evaluated in the fourth quarter of 1997.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, net of costs capitalized to exploration and development projects, decreased 20% to $2,033,756 for the 1998 period from $2,532,474 for the 1997 period. This decrease was primarily attributable to a downsizing in personnel that occurred during the second quarter of 1998. The downsizing had the following effects on total general and administrative expenses: (1) an increase in compensation expense due to severance pay recorded, (2) a decrease in the amount of capitalized overhead, as the majority of the terminated personnel were from technical departments, and (3) a decrease in stock option expense to adjust the amortization of deferred compensation recorded for these employees relating to stock options issued within one year of the initial public offering. The 1997 amount represented a 39% increase from $1,827,946 incurred during the year ended December 31, 1996. The increase was primarily a result of personnel costs associated with hiring which occurred during 1997 and increased professional fees and other costs associated with being a public company, offset by a decrease in the amount of $390,616 relating to the amortization of deferred compensation expense.

INTEREST AND OTHER INCOME. Interest and other income decreased 91% to $53,984 for the 1998 period from $585,154 for the comparable period during 1997. This decrease is primarily a result of a substantially lower balance of short-term investments during the 1998 period. The 1997 amount represents a 136% increase from the $247,960 earned during the comparable 1996 period. This increase reflects interest income on the higher level of short-term investments during 1997 as a result of investment of the proceeds of the Company's initial public offering.

NET LOSS. As a result of the foregoing, the Company's net loss decreased to $9,588,542 for the 1998 period from $11,036,144 for the 1997 period. The significant factors which caused the decrease in net loss were the increase in revenues and the decrease in impairment of oil and gas properties, with a slight offset from the increase in depletion, depreciation and amortization of oil and gas properties. The net loss for the 1997 period increased from the net loss of $3,676,411 in the 1996 period. The most significant factor which caused the increase in net loss was the impairment of oil and gas properties recorded under full-cost accounting rules.

INCOME TAXES. The Company recorded a valuation allowance against the estimated amount of deferred tax assets for which realization is uncertain. The Company reviews the valuation allowance at the end of each quarter and makes adjustments, as necessary, if it is determined that it is more likely than not that the deferred tax assets will be realized. As of December 31, 1998, the Company had tax net operating loss carryforwards ("NOL's") of approximately $11.7 million which begin to expire in 2008. As a result of the recent stock transactions, including the initial public offering, there is a yearly limitation placed on the Company's utilization of its NOL's under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 5 to the financial statements of the Company included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

      See further discussion of these issues under Note 3, "Going Concern" in Notes to Financial Statements contained elsewhere herein.

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

      The Company has made and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to complete the exploration and development of its existing properties. The company will also need to acquire exploration prospects and find additional oil and gas reserves in order for its asset base not to be depleted by current oil and gas production. Cash outlays for capital expenditures for oil and gas exploration and development activities for the years ended December 31, 1998, 1997, and 1996 were $8.7 million, $19.9 million, and $6.2 million, respectively. The level of capital spending in 1999 and thereafter will be highly dependent upon the Company's ability to obtain additional capital. The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its general and administrative expenditures through December 31, 1999, including technical employee and related costs which are capitalized under full-cost accounting. However, such projected cash flows could be adversely affected by declines in oil and gas prices and unanticipated declines in oil and gas production from existing properties. This raises substantial doubt about the Company's ability to pay its obligations as they become due.

      On December  18,  1997,  the Company  executed a credit  agreement  with a commercial bank, the borrowing capacity of which was set at $2.0 million in April 1998. During the quarter ended June 30, 1998 the Company borrowed $2.0 million under the credit agreement and made payments of $200,000 and $600,000, during the third and fourth quarters of 1998, respectively, and an additional payment of $450,000 in the first quarter of 1999. The maximum amount currently available for borrowing under the credit facility is $750,000. The borrowing capacity is a function of the value of the Company's proved oil and gas reserves, and is redetermined on a semi-annual basis. The credit agreement is secured by substantially all of the Company's oil and gas properties and contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement.

      As a result of the Company's periodic review of each of its oil and gas exploration and development properties and its available capital, the Company has occasionally sold partial interests in specific oil and gas projects to other investors to reduce its total investment commitment to such projects. No gain or loss has been recognized on these transactions. In September 1998, the Company sold one of its properties located in Cove Field, Texas for approximately $440,000 (of which $200,000 was used to reduce the balance of borrowings on the company's bank credit agreement). In November, 1998, the Company closed a sale of 50% of its working interest in the Ramrod project in Matagorda county, Texas. Proceeds to the Company from this sale were $2 million and were used to reduce accounts payable and the bank loan. In accordance with full-cost accounting rules, no gain or loss was recorded from the sales. In the first quarter of 1999, the Company sold all of the remaining interest in the Ramrod project for $600,000. As of December 31, 1998, the Company had working capital of approximately $801,000.

      The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical costs on its active exploration projects. The Company's 1999 expenditure plans currently include up to eleven exploratory and development wells and various lease and seismic data acquisitions. The Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations are proposed. The Company can also potentially transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof. To recover its investment in unevaluated properties, it is necessary for the Company to either participate in drilling which finds commercial oil and gas production and produce such reserves or receive sufficient value through the sale or transfer of all or a portion of its interests.

      Management of the Company continues to seek financing for its capital program from a variety of sources. The Company is actively soliciting new common or preferred equity investors, which could lead to a sale of all or a substantial portion of the Company's equity interests to a merger partner. The Company could also seek additional debt financing, although it has no additional borrowings currently available under its credit agreement. The Company also recently sold interests in oil and gas properties to help fund its capital program, and will consider additional property sales, although no such sales are imminent. No assurance can be given that the Company will be able to obtain additional financing by these or other means on terms that would be acceptable to the Company. The Company's inability to obtain additional financing would have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties. The Company may also be required to pursue other financial alternatives, which could include a sale or merger of the Company.

       Management intends to pursue exploration and development opportunities to the extent additional capital becomes available in the current oil and gas environment. However, the uncertainties about the Company's future cash flows and the lack of firm commitments to attract additional capital at this time raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

YEAR 2000

      Many computer software systems were structured to use a two-digit date field meaning that they will not be able to properly recognize dates in the Year 2000. As a result, computer systems and software may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance as systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      As of December 31, 1998, the Company has assessed the expected impact of the date change in the Year 2000 on the software programs used in its operations. The majority of the Company's technical applications are not date sensitive. The applications that do have date sensitive aspects, including the Company's accounting software, have either been updated to compensate for the date change in the Year 2000 or are currently being updated by the software vendors. The Company believes that any disruption caused from a third party's inability to be Year 2000 compliant will not be material to its operations.

      The Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. Such costs have been funded from cash provided by operating activities. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. The Company is not aware of any information technology projects that have been delayed due to the Year 2000 compliance program.

      The Company's goal has been to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. The Company believes that most, if not all, of the Year 2000 risk to the Company will come from third parties, primarily oil and gas operators, pipelines, banking institutions, governmental entities, communications systems providers and similar entities. The Company does not operate any oil and gas properties and relies minimally on the software of third parties, which consists primarily of purchased or leased operating system, analysis, accounting and seismic programs. These programs have been determined to be either Year 2000 compliant or capable of Year 2000 compliance with little cost to the Company.

      There can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers would not materially and adversely affect the Company's business, financial condition or operating results. The Company will continue throughout 1999 to consider the likelihood of a material business interruption due to the Year 2000 issue.

OTHER

      In connection with stock options granted within one year prior to the initial filing of the registration statement relating to the initial public offering, the Company recorded deferred compensation expense based on the difference between the option exercise price and the fair value of the Company's common stock at the date of grant, using the $11.00 per share initial public offering price as an estimate of the fair value. Such deferred compensation is being amortized as additional compensation expense over the vesting period for the options. As of December 31, 1998, the Company had unamortized deferred compensation of $136,304 which will be charged to expense during the next three years. The Company has elected not to adopt the fair value accounting of Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation", for employees and continues to account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are incorporated under Item14 in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III


ITEMS 10 TO 13 INCLUSIVE.

           These items have been omitted in accordance with the general instructions to Form 10-K Annual Report. The Registrant will file with the Securities and Exchange Commission in April 1999, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)(1) FINANCIAL STATEMENTS:

INDEX TO FINANCIAL STATEMENTS                                   PAGE

   Report of Independent Public Accountants.................    F-1

     Balance Sheets as of December 31, 1998 and 1997........    F-2

     Statements of Operations for the three years ended         F-3
  December 31, 1998.........................................

     Statements of Changes in Stockholders' Equity for the
  three
          years ended December 31, 1998.....................    F-4

     Statements of Cash Flows for the three years ended         F-5
  December 31, 1998.........................................

     Notes to Financial Statements..........................    F-6

     Supplementary Information - Unaudited..................    F-19

   (A)(2) FINANCIAL STATEMENT SCHEDULES:

        Not applicable

   (A)(3)   EXHIBITS:

   INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                             DESCRIPTION OF EXHIBIT
   -------                            ----------------------

   11.1*   Computation of Earnings per Share

   23.1*   Consent of Arthur Andersen LLP

   23.2*   Consent of Ryder Scott Company

   24.1*   Power of Attorney (included on signature page)

   27.1*   Financial Data Schedule for December 31, 1998 (for SEC use only)

   27.2* Financial Data Schedule for December 31, 1997 (restated) (for SEC use only)

   27.3* Financial Data Schedule for December 31, 1996 (restated) (for SEC use only)
-------------
*  filed herewith

(B)   REPORTS ON FORM 8-K:

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

                                          3DX TECHNOLOGIES INC.



                                          By:       /s/ Russell L. Allen
                                          ------------------------------------
                                          Vice President, Finance, Chief
                                          Financial Officer and Secretary

      Know All Men By These Presents, that each individual whose signature appears below hereby constitutes and appoints Ronald P. Nowak and Russell L. Allen and each of them individually, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any exhibits to this report,
(iii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        DATE              SIGNATURE                     TITLE(S)
        ----              ---------                     --------

 March 23, 1999      /s/ Ronald P. Nowak           President and Chief Executive
                     --------------------------    Officer (Principal Executive
                     Ronald P. Nowak               Officer)


 March 23, 1999      /s/ Russell L. Allen          Vice President, Finance and
                     --------------------------    Chief Financial Officer
                     Russell L. Allen              (Principal Financial and
                                                   Accounting Officer)

 March 23, 1999      /s/ Jon W. Bayless            Director
                     --------------------------
                     Jon W. Bayless

 March 23, 1999      /s/ Charles E. Edwards        Director
                     --------------------------
                     Charles E. Edwards


 March 23, 1999      /s/ C. Eugene Ennis           Chairman of the Board
                     --------------------------
                     C. Eugene Ennis


 March 23, 1999      /s/ C.D. Gray                 Director
                     --------------------------
                     C.D. Gray


 March 23, 1999       /s/ Douglas C. Williamson    Director
                     --------------------------
                     Douglas C. Williamson

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and the Board
of Directors of 3DX Technologies Inc.:

We have audited the accompanying balance sheets of 3DX Technologies Inc. (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3DX Technologies Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the uncertainties about the Company's ability to pay its obligations when they become due and the lack of firm commitments to attract additional capital raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern


Houston, Texas
March 22, 1999                            ARTHUR ANDERSEN LLP

                            3DX TECHNOLOGIES INC.

                                BALANCE SHEETS


                                                          DECEMBER 31,
                                                    --------------------------
                                                        1998         1997
                                    ASSETS

Current assets:
  Cash and cash equivalents........................ $ 1,447,756   $ 1,568,091
  Accounts receivable..............................   1,039,331     1,181,083
  Prepaid expenses.................................      83,892       110,681
                                                    -----------   -----------
   Total current assets............................   2,570,979     2,859,855
                                                    -----------   -----------

Property and equipment:
  Oil and gas properties, full-cost method:
   Evaluated.......................................  32,664,307    22,521,673
   Unevaluated.....................................   4,450,731    10,098,698
  Technical interpretation equipment...............   2,734,149     2,605,439
  Other property and equipment.....................     273,780       273,780
                                                    -----------   -----------
                                                     40,122,967    35,499,590
  Less accumulated depletion, depreciation and
    amortization................................... (29,256,556)  (17,127,846)
                                                    ------------  -----------
                                                     10,866,411    18,371,744
  Other assets.....................................      63,771        78,041
                                                    -----------   -----------
                                                    $13,501,161   $21,309,640
                                                    ===========   ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................. $ 1,301,828   $ 1,713,209
  Accrued liabilities..............................     468,028     1,778,543
                                                    -----------   -----------
   Total current liabilities.......................   1,769,856     3,491,752
                                                    -----------   -----------

  Borrowings on credit agreement ..................   1,200,000            -
                                                    -----------   -----------
       Total liabilities ..........................   2,969,856     3,491,752

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, none issued..................           -             -
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 9,379,209 and 7,225,462 shares
   issued and outstanding, respectively............      93,792        72,255
  Paid-in capital..................................  39,989,951    38,085,357
  Deferred compensation............................    (136,304)     (512,132)
  Accumulated deficit.............................. (29,416,134)  (19,827,592)
                                                    -----------   -----------
   Total stockholders' equity......................  10,531,305    17,817,888
                                                    -----------   -----------
                                                    $13,501,161   $21,309,640
                                                    ===========   ===========




  The accompanying notes are an integral part of these financial statements.

                            3DX TECHNOLOGIES INC.

                           STATEMENTS OF OPERATIONS


                                                     YEARS ENDED DECEMBER 31,
                                               -------------------------------------
                                                  1998          1997         1996
                                                  ----          ----         ----

   Revenues:
     Oil and gas.............................  $ 4,544,690   $ 3,045,447  $   851,827
     Interest and other......................       53,984       585,154      247,960
                                               -----------   -----------  -----------
       Total revenues........................    4,598,674     3,630,601    1,099,787
                                               -----------   -----------  -----------

   Costs and expenses:
     Lease operating.........................      411,875       257,291       49,016
     Production taxes........................      319,874       178,952       58,660
     Impairment of oil and gas properties....    7,863,536     9,061,240    1,476,690
     Depletion, depreciation, and
        amortization of oil and gas properties   3,545,328     2,636,305      422,839
     Interest expense .......................       12,847           483            -
     General and administrative..............    2,033,756     2,532,474    1,827,946
                                               -----------   -----------  -----------
       Total costs and expenses..............   14,187,216    14,666,745    3,835,151
                                               -----------   -----------  -----------

   Net loss..................................   (9,588,542)  (11,036,144)  (2,735,364)
   Dividends on preferred stock..............            -             -     (520,393)
   Redemption premium on Series B preferred
     stock...................................            -             -     (365,810)
   Accretion on preferred stock..............            -             -      (54,844)
                                               -----------   -----------  -----------

   Net loss applicable to common stockholders  $(9,588,542) $(11,036,144) $(3,676,411)
                                               ===========  ============= ===========

   Basic and diluted net loss per common share      $(1.15)       $(1.53)     $(1.21)
                                                    =======       ======      ======


   Weighted average number of common shares      8,328,429     7,193,837  3,042,466
     outstanding.............................    =========     =========  =========







  The accompanying notes are an integral part of these financial statements.

                               3DX TECHNOLOGIES INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                            COMMON STOCK                                                   STOCK
                          -----------------      PAID-IN      DEFERRED     ACCUMULATED  SUBSCRIPTIONS
                          SHARES     AMOUNT      CAPITAL    COMPENSATION     DEFICIT     RECEIVABLE       TOTAL
                          ------     ------      -------    ------------   -----------  -------------     -----

Balance at December
  31, 1995............  2,987,908    29,879     1,730,459     (837,864)     (5,115,037)    (47,756)    (4,240,319)
Principal collections.          -         -             -            -               -      47,756         47,756
Shares issued upon
  exercise of stock
  options.............      3,124        31           573            -               -           -            604
Accrual of dividends..          -         -             -            -        (520,393)          -       (520,393)
Accretion on preferred
  stock...............          -         -             -            -         (54,844)          -        (54,844)
Deferred compensation
  related to certain
  stock options.......          -         -       922,806     (922,806)              -           -              -
Compensation expense
  related to certain
  stock options.......          -         -             -      867,630               -           -        867,630
Shares issued in
  Initial Public
  Offering (net of
  offering costs).....  2,400,000    24,000    23,539,064            -               -           -     23,563,064
Conversion of Series C
  preferred to common
  stock...............  1,450,145    14,502     7,996,798            -               -           -      8,011,300
Redemption of Series B
  preferred stock.....          -         -             -            -        (365,810)          -       (365,810)
Net loss..............          -         -             -            -      (2,735,364)          -     (2,735,364)
                        ---------   -------   -----------    ---------    ------------    --------    -----------
Balance at December
  31, 1996............  6,841,177    68,412    34,189,700     (893,040)     (8,791,448)          -     24,573,624
Shares issued for
  over-allotment......    375,000     3,750     3,796,396            -               -           -      3,800,146
Shares issued for
  exercise of stock
  options.............      9,285        93         3,155                            -           -          3,248
Deferred compensation
  related to certain
  stock options.......          -         -        96,106      (96,106)              -           -              -
Compensation expense
  related to certain
  stock options.......          -         -             -      477,014               -           -        477,014
Net loss..............          -         -             -            -     (11,036,144)               (11,036,144)
                        ---------   -------   -----------    ---------    ------------    --------    -----------

Balance at December
  31, 1997............  7,225,462    72,255    38,085,357     (512,132)    (19,827,592)          -     17,817,888
Shares issued for
  exercise of stock
  options.............    401,703     4,017       127,226            -               -           -        131,243
Deferred compensation
  related to
  restricted stock
  award...............     50,000       500        97,938      (98,438)              -           -              -
Compensation expense
  related to
  restricted stock
  award...............          -         -             -       41,016               -           -         41,016
Compensation expense
  related to certain
  stock options.......          -         -             -      180,905               -           -        180,905
Reversal of
  compensation expense
  for former employees
  related to certain
  stock options ......          -         -      (628,488)     252,345               -           -       (376,143)
Shares issued (net of
  offering costs) ....  1,702,044    17,020     2,307,918            -               -           -      2,324,938
Net loss .............          -         -             -            -      (9,588,542)          -     (9,588,542)
                        ---------   -------   -----------    ---------    ------------    --------    -----------
Balance at December
  31, 1998............  9,379,209   $93,792   $39,989,951    $(136,304)   $(29,416,134)   $      -    $10,531,305
                        =========   =======   ===========    =========    ============    ========    ===========





  The accompanying notes are an integral part of these financial statements.

                            3DX TECHNOLOGIES INC.

                           STATEMENTS OF CASH FLOWS


                                                  YEARS ENDED DECEMBER 31,
                                            --------------------------------------
                                                1998          1997        1996
                                                ----          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................  $(9,588,542)  $(11,036,144)  $(2,735,364)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
     Depletion, depreciation and
       amortization.......................    4,265,174      3,366,242       883,962
     Compensation related to certain
        stock options.....................     (154,222)       477,014       867,630
     Impairment of oil and gas properties.    7,863,536      9,061,240     1,476,690
     (Increase) decrease in accounts
        receivable........................      141,752       (626,873)     (440,506)
     (Increase) decrease in prepaid
        expenses..........................       26,789         54,414       (79,309)
     Increase (decrease) in accounts
        payable...........................       (5,460)      (107,291)      388,767
     Increase (decrease) in accrued
        liabilities.......................      (65,516)       240,963       253,415
                                            -----------   ------------   -----------
  Net cash provided by operating
    activities............................   2,483,511       1,429,565       615,285
                                            -----------   ------------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties.....  (8,414,172)    (19,948,293)   (6,166,219)
  Sales of oil and gas properties.........   2,568,585               -             -
  Purchases of technical and other
   equipment..............................    (128,710)     (1,168,154)     (456,264)
  Proceeds from securities held to
    maturity .............................           -               -     1,595,167
  Other assets ...........................      14,270         (70,166)        5,000
                                            -----------   ------------   -----------
  Net cash used in investing activities...  (5,960,027)    (21,186,613)   (5,022,316)
                                            -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on credit agreement .......   2,000,000               -             -
    Payment on borrowings on credit
      agreement ..........................    (800,000)              -             -
  Common stock proceeds, net of issuance
   costs..................................   2,024,938       3,800,146    23,563,064
    Proceeds from exercise of stock
      options ............................     131,243           3,248           604
  Series C preferred stock proceeds, net
    of issuance costs.....................           -               -       143,843
  Redemption of Series B preferred stock..           -               -    (6,687,100)
  Payment of Series C preferred stock
    dividends.............................           -               -      (795,649)
                                            -----------   ------------   -----------
  Net cash provided by financing
    activities............................   3,356,181       3,803,394    16,224,762
                                            -----------   ------------   -----------
Net change in cash and cash equivalents...    (120,335)    (15,953,654)   11,817,731
Cash and cash equivalents at beginning of
  year....................................   1,568,091      17,521,745     5,704,014
                                            -----------   ------------   -----------
Cash and cash equivalents at end of the
  year.................................... $ 1,447,756     $ 1,568,091   $17,521,745
                                            ===========   ============   ===========

SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS:
    Accretion on preferred stock..........           -               -        54,844
    Redemption    premium on  Series  B
       preferred stock....................           -               -       365,810
    Issuance of common stock for reduction
       of accounts payable ...............     300,000               -             -
    Transfer of property interest for
       reduction of accounts payable .....     655,407               -             -

  The accompanying notes are an integral part of these financial statements.


                            3DX TECHNOLOGIES INC.

                        NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION AND BASIS OF PRESENTATION

      3DX Technologies Inc. ("3DX" or the "Company") began operations in January 1993 to offer 3-D seismic imaging and computer-aided exploration capabilities as a partner to experienced oil and gas operators. The Company combines its 3-D imaging capabilities with the operator's local knowledge and infrastructure to evaluate and exploit drilling opportunities. The Company primarily invests in prospects in the Gulf Coast region of the U.S., where 3-D seismic evaluation and interpretation is expected to reduce drilling risk. Working interests in major prospects have ranged from 5% to 40% in property investments to date. The Company's interests in oil and gas ventures are proportionately consolidated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES

      3DX accounts for its oil and gas properties using the full-cost method. All costs associated with the acquisition, exploration and development of oil and gas properties, including such costs as leasehold acquisition costs, geological and geophysical expenditures, dry hole costs and tangible and intangible development costs, are capitalized as incurred. Included in capitalized costs for 1998, 1997 and 1996 are $1,253,906, $1,962,691, and
$1,146,722, respectively of payroll and related costs of exploration department personnel which are directly attributable to the Company's current exploration and development activities. Other costs, such as office and facilities costs, technical equipment maintenance, depreciation and support, and communication costs are also capitalized to the extent they are attributed to the Company's oil and gas property acquisition and exploration activities and would not otherwise be incurred if such activities were not being undertaken. The internal costs capitalized do not include any costs related to production, general corporate overhead, or similar activities.

      Dispositions of proved oil and gas properties are reported as adjustments to capitalized costs, with gains and losses not recognized unless such adjustments would significantly alter the relationship between capitalized costs and estimated proved oil and gas reserves. In 1998, the Company sold its interests in certain properties for total cash proceeds of $2,568,585. In March 1999. The Company sold its remaining interest in a property for proceeds of $450,000.

      The evaluated costs of oil and gas properties plus estimated future development and dismantlement costs are charged to operations as depletion, depreciation and amortization using the unit-of-production method based on the ratio of current production to estimated proved recoverable oil and gas reserves. The Company excludes unevaluated property costs from the depletion, depreciation, and amortization calculations until proved reserves have been discovered or a determination of impairment has been made. Unevaluated properties are assessed for impairment on a property-by-property basis.

      Impairment of capitalized costs of oil and gas properties is determined for each cost center on a country-by-country basis. For each cost center, to the extent that capitalized costs of oil and gas properties, net of related accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of estimated proved oil and gas reserves, discounted at 10% and net of any income tax effects, plus the lower of cost or fair value of unevaluated properties, such excess costs are charged to operations as an impairment of oil and gas properties. Oil and gas impairment charges recorded during 1998 were $7,863,536. The impairments recorded were principally the result of increased additions to evaluated property costs and the decline in oil and gas prices being received by the Company on December 31, 1998.

                            3DX TECHNOLOGIES INC.

 Oil and gas impairment charges recorded during 1997 were $9,061,240, all of which were attributable to the fourth quarter ended December 31, 1997. This writedown results principally from the significant decline in oil and gas prices being received by the Company on December 31, 1997 and a relatively large investment in three unsuccessful exploratory wells all of which were evaluated in the fourth quarter of 1997.

      Technical interpretation equipment and related software and other property and equipment, consisting of office furniture, equipment and leasehold improvements are recorded at cost. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Depreciation of other property and equipment totaled $719,846, $728,005, and $459,189 for 1998, 1997 and 1996, respectively, and is included in general and administrative expenses.

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

RENTAL INCOME

      The Company has an informal income-sharing arrangement with a seismic processing company whereby the Company receives a percentage of the seismic processing company's gross billings in exchange for office space and the use of technical equipment provided by the Company. The Company's share of billings under this arrangement amounted to $301,304, $264,651, and $229,556 in 1998, 1997 and 1996, respectively, and is reflected as a reduction of the Company's general and administrative expenses.

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

                            3DX TECHNOLOGIES INC.

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                1998     1997    1996
                                                ----     ----    ----
 Basic and diluted net loss per common
   share, as previously reported ..........   $(1.15)  $(1.53)  $(1.16)
 Retroactive effect of change in
   accounting principle....................        -        -    (0.05)
                                              ------   ------   ------
 Basic and diluted net loss per common
   share .............................        $(1.15)  $(1.53)  $(1.21)
                                              ======   ======   ======

      The computation of basic and diluted net loss per common share was based entirely on the weighted average common shares outstanding. Stock options which are potentially dilutive were excluded from the net loss per common share calculation in each of the years presented as the effect would have been antidilutive. See Note 9 for the number of stock options outstanding.

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

MAJOR CUSTOMERS

      Operators for producing oil and gas wells in which the Company holds working interests sold the Company's share of gas production to four major customers during 1998 with one customer accounting for 31% of the Company's 1998 oil and gas revenues and the remaining three customers each accounting for 13% to 15% of 1998 oil and gas revenues. Sales to one customer represented 63% and 58% of oil and gas revenues in 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash  equivalents,  accounts  receivable,
accounts   payable  and  accrued   liabilities  are  short-term  in  nature  and
approximate fair value.

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

ACCOUNTING PRONOUNCEMENTS

      SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997, with the adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the years ended December 31, 1998, 1997 and 1996 there is not a difference between "traditional" net income and comprehensive net income.

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued in June 1997, establishing standards for public business enterprises to report information about operating segments and related information in interim and annual financial statements. The Company has evaluated the applicability of SFAS No. 131 and has concluded that the Company does not meet the criteria which require segment reporting as the Company has only one operating segment.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. Based on the Company's current operations, SFAS No. 133 will not impact the Company's disclosure or reporting.

3. GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its projected minimum levels of general and administrative expenditures through December 31, 1999, including technical employee and related costs which are capitalized under full-cost accounting. However, these projections do not consider any cash expenditures which could be required by the Company's planned capital and exploration program discussed below. Available cash could also be limited by declines in oil and gas prices and unanticipated declines in oil and gas production from existing properties. These matters could adversely affect the Company's ability to pay its obligations as they become due.

                            3DX TECHNOLOGIES INC.

      The Company has made and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to complete the exploration and development of its existing properties. The company will also need to acquire exploration prospects and find additional oil and gas reserves in order for its asset base not to be depleted by current oil and gas production. The level of capital spending in 1999 and thereafter will be highly dependent upon the Company's ability to obtain additional capital.

      The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical costs on its active exploration projects. The Company's 1999 expenditure plans currently include up to eleven exploratory and development wells and various lease and seismic data acquisitions. The Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations are proposed. The Company can also potentially transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof. To recover its investment in unevaluated properties, it is necessary for the Company to either participate in drilling which finds commercial oil and gas production and produce such reserves or receive sufficient value through the sale or transfer of all or a portion of its interests.

      Management of the Company continues to seek financing for its capital program from a variety of sources. The Company is actively soliciting new common or preferred equity investors, which could lead to a sale of all or a substantial portion of the Company's equity interests to a merger partner. The Company could also seek additional debt financing, although it has no additional borrowings currently available under its credit agreement. The Company also recently sold interests in oil and gas properties to help fund its capital program, and will consider additional property sales, although no such sales are imminent. No assurance can be given that the Company will be able to obtain additional financing by these or other means on terms that would be acceptable to the Company. The Company's inability to obtain additional financing would have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties. The Company may also be required to pursue other financial alternatives, which could include a sale or merger of the Company.

       Management intends to pursue exploration and development opportunities to the extent additional capital becomes available in the current oil and gas environment. However, the uncertainties about the Company's future cash flows and the lack of firm commitments to attract additional capital at this time raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


4. LISTING ON NASDAQ

      In September 1998, the Company received a letter from The Nasdaq Stock Market, Inc. notifying the Company that it failed to maintain a closing bid price of greater than or equal to $1.00 and that the Company's common stock failed to maintain a market value of public float greater than or equal to $5 million, as required by Nasdaq rules. The Company met with officials from The Nasdaq Stock Market, Inc. on February 12, 1999, at which time the Company

                            3DX TECHNOLOGIES INC.

presented several alternatives to regain compliance with the minimum bid price and market value of public float requirements. On March 22, 1999, The Nasdaq Stock Market Inc. responded to the meeting with the decision to transfer the listing of the Company's securities to The Nasdaq SmallCap Market, effective with the open of business on March 24, 1999, pursuant to the following exception. On or before April 5, 1999, the Company must evidence a minimum closing bid price of $1.00 per share for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. Accordingly, effective, March 24, 1999, the trading symbol of the Company's securities was changed from TDXT to TDXTC. The "C" will be removed from the symbol when The Nasdaq Stock Market Inc. has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing. In the event the Company is unable to meet the terms of this exception, the Company's securities will be delisted from The Nasdaq Stock Market. If delisted, trading of the common stock would be conducted in the over-the-counter market or in what are commonly referred to as the "pink sheets". As a result, a holder of the common stock could find it more difficult to dispose of or to obtain accurate quotations of the price of the common stock. Such delisting could have an adverse effect on the market price and overall marketability of the common stock.

      If the common stock is not listed on Nasdaq and has a market price of less than $5.00 per share, it may be classified as a "penny stock". SEC regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission ("SEC") relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and to provide current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

                            3DX TECHNOLOGIES INC.

5. INCOME TAXES

      Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                            DECEMBER 31,
                                                      ------------------------
                                                          1998          1997
Deferred tax liability:
  Exploration and development expenditures
    deducted for tax and capitalized for books......  $(2,016,743   $ (981,479)
  Other items, net..................................     (173,101)     (70,968)
                                                      -----------   ----------
      Total deferred tax liability                     (2,189,844)  (1,052,447)

Deferred tax assets:
  Net operating loss carryforwards                      3,979,073    3,803,419
  Other items, net................                      2,330,587      836,151
                                                       ----------   ----------
      Total deferred tax assets...                      6,309,660    4,639,570
  Less: Valuation allowance.......                     (4,119,816)  (3,587,123)
Net deferred tax assets...........                      2,189,844    1,052,447
                                                       ----------   ----------
Net deferred tax liability........                     $        -   $        -
                                                       ==========   ==========

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

      The Company has recorded a valuation allowance against its deferred tax assets in each year to reflect the estimated portion for which realization is uncertain. As of December 31, 1998, the Company had tax net operating loss carryforwards of approximately $11,703,000 which begin to expire in 2008. As a result of recent stock transactions, including the initial public offering, the Company's utilization of its net operating losses is limited under Section 382 of the Internal Revenue Code.

6. CREDIT AGREEMENT

      On December 18, 1997, the Company executed a credit agreement with a commercial bank which provides for advances under a borrowing base periodically determined by the Bank and set initially at $5 million. The credit agreement expires on December 31, 2000. During April 1998, the bank redetermined the borrowing base and established an availability of $2 million which was reduced to $1.2 million in November 1998. The credit agreement is secured by substantially all of the Company's producing oil and gas properties. Advances carry an interest rate, at the Company's option, of either the London Interbank Offered Rate ("LIBOR") plus 2% or the lender's base rate. The credit agreement contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. At December 31, 1998, the outstanding balance under this credit agreement was $1.2 million at a weighted average interest rate of 7.3 percent. There were no borrowings under the credit agreement during the year ended December 31, 1997. In March 1999, the Company used the proceeds from a sale of an interest in oil and gas properties to pay down its outstanding balance to $750,000.

                            3DX TECHNOLOGIES INC.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

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

      In connection with the initial public offering which was completed on December 26, 1996 (see Note 8), all of the issued and outstanding shares of Series B Preferred Stock were redeemed. The unamortized redemption premium of $365,810 was charged to the Company's accumulated deficit.

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

                            3DX TECHNOLOGIES INC.

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

      The following table summarizes the 1996 activity of Series B and Series C Preferred Stock:

                                          REDEEMABLE PREFERRED STOCK
                                    -------------------------------------------
                                        SERIES B               SERIES C
                                    -------------------    ---------------------
                                    SHARES      AMOUNT     SHARES      AMOUNT

Balance at December 31, 1995..      66,871   $6,277,826   2,662,241   $7,903,833
Accretion to redemption value.           -       43,464           -       11,380
Redemption premium............           -      365,810
Redemption of Series B
  preferred...................     (66,871)  (6,687,100)          -           -
Exercise of outstanding
  warrants
    For cash..................           -            -      32,029      96,087
    Under cashless tender.....           -            -     110,653           -
Conversion to common stock....           -            -  (2,804,923) (8,011,300)
                                   -------    ---------  ----------  ----------
Balance at December 31, 1996..           -    $       -           -  $        -
                                   =======    =========  ==========  ==========


8. STOCKHOLDERS' EQUITY

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

                            3DX TECHNOLOGIES INC.

      On June 10, 1998, the Company entered into a common stock subscription agreement dated as of June 3, 1998, with certain purchasers that provides for, among other things, the purchase of an aggregate of 1,462,044 shares of the Company's common stock at $1.50 per share. Net proceeds from the issuance of shares on June 10, 1998 amounted to $2.1 million. The agreement, which was approved by the stockholders of the Company at a special meeting of stockholders held on August 7, 1998, also granted to the purchasers an option to purchase, subject to stockholder approval, up to an aggregate of 1,871,290 additional shares of common stock at a purchase price of $1.50 per share. On August 10, 1998, the option expired unexercised.

      The agreement also grants the purchasers the right (1) to receive additional shares of common stock in the event of certain dilutive issuances at less than $1.50 per share which may be made by the Company (dilution shares) and
(2) to receive additional shares in the event the Company fails to meet certain timing requirements with respect to the filing and effectiveness of a resale registration statement (penalty shares). A potentially dilutive issuance under this agreement occurred in the last quarter of 1998 which could result in an additional 292,408 shares of the Company's common stock being issued under the anti-dilution provisions of the agreement.

      Under the terms of the June 3, 1998 agreement, the Company's stockholders approved a proposal for the adoption of a one-for-five reverse stock split with respect to all of the outstanding common stock of the Company. Such reverse stock split will not be effective until it is implemented by the Board of Directors of the Company.

      In August 1998, the Company issued 240,000 shares of common stock to an operating partner in satisfaction of an account payable on the Company's books to that operating partner.

      Included in accrued liabilities at December 31, 1998 is $137,880 due to a consultant to the Company. Under the terms of the consulting agreement, this amount is to be paid in the Company's common stock at the average closing price in effect when the services were performed. The amount of common shares to be issued to satisfy the liability at December 31, 1988 is 225,000 shares.

9. STOCK OPTIONS

      In June 1994, the Board of Directors approved the 1994 Stock Option Plan (the "Plan") for employees, officers, directors and certain consultants of the Company. The ten-year options vest over four years for employees (25% at the end of each of the first two years and monthly over the last 24 months). For directors and consultants, the options vest 50% at the end of the first year and 25% at the end of the second and third years. Certain of these options are eligible for accelerated vesting upon a change of control of the Company. The Company has reserved a total of 1,700,783 shares of common stock for issuance under this Plan, of which 764,421 shares were available for grant as of December 31, 1998. The following table summarizes option balances and activity for the
Plan:

                            3DX TECHNOLOGIES INC.

                                                           WEIGHTED
                                                  NUMBER    AVERAGE
                                                      OF   EXERCISE
                                                  SHARES      PRICE
            --------------------------------------------------------
            Options  outstanding,  December 31,
              1995...........................     686,943     $0.34
            Granted..........................     267,806      1.52
            Exercised........................      (3,124)     0.19
            Canceled.........................    (157,146)     0.57
            --------------------------------------------------------
            Options  outstanding,  December 31,
              1996...........................     794,479     $0.70
            Granted..........................     628,656     10.33
            Exercised........................      (9,285)     0.35
            Canceled.........................     (33,100)     5.03
            --------------------------------------------------------
            Options  outstanding,  December 31,
              1997...........................   1,380,750     $4.98
            Granted..........................   1,598,251      2.00
            Exercised........................    (401,703)     0.33
            Canceled.........................   (1,750,894)    4.97
            --------------------------------------------------------
            Options  outstanding,  December 31,
              1998...........................     826,404     $1.27
            --------------------------------------------------------

            --------------------------------------------------------
            Exercisable options -
               December 31, 1996.............     344,396    $ 0.28
               December 31, 1997.............     554,183      0.56
               December 31, 1998.............     210,844      0.40
            --------------------------------------------------------




                                WEIGHTED   WEIGHTED                  WEIGHTED
      RANGE OF       OPTIONS     AVERAGE    AVERAGE       OPTIONS     AVERAGE
      EXERCISE   OUTSTANDING   REMAINING   EXERCISE   EXERCISABLE    EXERCISE
        PRICES   AT 12/31/98  LIFE (YRS)      PRICE   AT 12/31/98       PRICE
  --------------------------------------------------------------------------
  $0.19 to $0.58     234,163        6.12      $0.36      210,844     $0.40
      $1.62          592,241        9.30      $1.63                      -
                     -------                             -------
      Total          826,404        8.40      $1.27      210,844     $0.40

      In connection with stock options granted within one year of the initial public offering, the Company recorded deferred compensation as paid-in capital with a corresponding offset to stockholders' equity. The amount of deferred compensation is based on the difference between the option exercise price and the $11.00 per share initial public offering common stock price for those options. Deferred compensation is being amortized as compensation expense over the option vesting period, and totaled $180,905, $477,014 and $867,630 during the years ended December 31, 1998, 1997 and 1996, respectively. During the third quarter of 1998, the Company reversed approximately $376,000 of stock option expense previously recorded for employees who were terminated as of September 30, 1998 and whose stock options were cancelled. Unamortized deferred compensation as of December 31, 1998 amounted to $136,304.

                            3DX TECHNOLOGIES INC.

      In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 is a new standard of accounting for stock-based compensation and establishes a fair value method of accounting for awards granted after December 31, 1995 under stock compensation plans. The Company has elected to continue accounting for employee stock options under Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees". Had the Company elected to apply SFAS No. 123, the estimated effects on net income and earnings per share resulting from grants made after December 31, 1994 would have been as follows:

                                           1998         1997          1996
                                           ----         ----          ----
     Net loss attributable to common
      stock:
        As reported................... $(9,588,542) $(11,036,144) $(3,676,411)
        Pro forma.....................  (9,797,089)  (11,587,856)  (3,391,345)

     Basic and diluted earnings per
       share:
        As reported...................     $ (1.15)      $ (1.53)     $ (1.21)
        Pro forma.....................       (1.18)        (1.61)       (1.11)

     -------------------------------------------------------------------------
     Pro forma assumptions:
        Risk free interest rate:
           Maximum....................        5.63%         6.72%        6.68%
           Minimum....................        4.18%         5.91%        5.35%
        Expected option life:.........
           Maximum....................    4.5 years     4.5 years    4.5 years
           Minimum....................    3.7 years     3.7 years    3.7 years

     -------------------------------------------------------------------------
     Weighted average fair value of
        options granted during the
        year.........................         $1.51         $6.39        $8.95

     -------------------------------------------------------------------------
     Volatility factor................         1.02          .703            -
     -------------------------------------------------------------------------

      Volatility was not considered in the calculation of option values prior to December 26, 1996, as the Company's common stock was not publicly traded.

10. GENERAL AND ADMINISTRATIVE EXPENSES

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

                            3DX TECHNOLOGIES INC.

11. COMMITMENTS

      In March 1995, the Company entered into a 5-year office lease agreement. Future minimum payments under this non-cancelable office lease are as follows at December 31, 1998:

 1999....................................     $94,633
 2000....................................      15,772
                                             --------
 Total minimum lease payments............    $110,405
                                             ========

      Rental expense under this office lease amounted to $99,206, $94,633, and $94,633 during the years ended December 31, 1998, 1997 and 1996, respectively.

                            3DX TECHNOLOGIES INC.

                    SUPPLEMENTARY INFORMATION - UNAUDITED

QUARTERLY FINANCIAL DATA (UNAUDITED)

      The  table  below  sets  forth  selected  unaudited   quarterly  financial
information for 1998 and 1997:

 ---------------------------------------------------------------------------
                                            QUARTER ENDED:
 ---------------------------------------------------------------------------
                             MARCH 31    JUNE 30    SEPTEMBER    DECEMBER 31
                             --------    -------    ----------   -----------
 1998:
 Revenues (a)...........   $   871,839  $ 1,218,533  $ 1,442,430  $ 1,065,872
 Net loss (b)...........    (1,536,761)  (4,854,001)  (2,495,375)    (702,405)
 Net loss applicable to
   common stockholders..    (1,536,761)  (4,854,001)  (2,495,375)    (702,405)
 Basic and diluted net
   loss per common
    share(c)............         (0.21)       (0.63)       (0.28)       (0.08)

 1997:
 Revenues (a)...........   $  839,273   $   890,846  $   840,705  $ 1,059,777
 Net loss (b)...........      (40,458)     (460,474)    (590,225)  (9,944,987)
 Net loss applicable to
    common stockholders.      (40,458)     (460,474)    (590,225)  (9,944,987)
 Basic and diluted net
    loss per common
     share(c)                   (0.01)        (0.06)       (0.08)       (1.38)

(a) As discussed in Note 2, rental income has been reflected as a reduction of general and administrative expense in all periods presented.
(b) As discussed in Note 2, the Company recorded a writedown of oil and gas properties totaling $7,863,536 in 1998, including $4,329,687 and $2,157,003 in the second and third quarters of 1998, respectively, and $9,061,240 in the fourth quarter of 1997.
(c) Net loss per common share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                            3DX TECHNOLOGIES INC.

                    SUPPLEMENTARY INFORMATION - UNAUDITED


CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

      The aggregate amounts of capitalized costs relating to the Company's oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and impairment at December 31, 1998, 1997 and 1996 were as follows:


                                                  1998       1997        1996
                                                  ----       ----        ----

   Evaluated oil and gas properties....... $32,664,307  $22,521,673  $7,164,397
    Unevaluated oil and gas properties....   4,450,731   10,098,698   4,403,165
                                           -----------  -----------  ----------
    Total capitalized costs...............  37,115,038   32,620,371  11,567,562
       Less-accumulated depletion,
       depreciation and amortization and
       impairments........................ (26,882,267) (15,473,403) (3,775,858)
                                           -----------  -----------  ----------
                                           $10,232,771  $17,146,968  $7,791,704
                                           ===========  ===========  ==========

      The costs of unevaluated oil and gas properties consists of projects which at each date were undergoing exploration or development activities or were projects on which the Company planned to commence such exploration activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined. The Company believes that substantially all of the unevaluated properties at December 31, 1998 will be fully evaluated within the succeeding two-year period.

      The following table represents an analysis of remaining unevaluated oil and gas property costs at December 31, 1998 according to the years in which they were incurred:

                                            YEARS ENDED DECEMBER 31,
                                         1998       1997        1996
                                         ----       ----        ----
Acquisition costs................    $ 573,841   $1,250,392   $14,161
Exploration costs................    1,038,090      460,105   107,636
Capitalized Interest.............       78,957            -         -
Capitalized Overhead.............      837,278      90,271          -
                                    ----------   ----------  --------
      Total......................   $2,528,166   $1,800,768  $121,797
                                    ==========   ==========  ========


      The following table sets forth the costs incurred in the Company's oil and gas property acquisition, exploration and development activities for the years presented:

                                           YEARS ENDED DECEMBER 31,
                                        1998         1997      1996
                                        ----         ----      ----
Property acquisition costs-
   Proved........................   $   25,000   $    70,000  $        -
   Unproved......................      633,112     4,794,238   1,171,217
Exploration costs................    5,137,353    15,654,152   6,269,266
Development costs................    1,923,195       534,419     103,210
                                    ----------   -----------  ----------
                                   $ 7,718,660   $21,052,809  $7,543,693
                                   ===========   ===========  ==========

                            3DX TECHNOLOGIES INC.

                    SUPPLEMENTARY INFORMATION - UNAUDITED


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

      The following information regarding estimates of the Company's proved oil and gas reserves, all located in the United States, is based on reports prepared on behalf of the Company by the Company's independent petroleum engineers. The following table sets forth the changes in the Company's total proved reserves for the years ended December 31, 1998, 1997 and 1996. All of the reserve quantities reflected in the table below are proved developed reserves.

                                              YEAR ENDED DECEMBER 31,
                                        -----------------------------------
                                          1998          1997         1996
                                          ----          ----         ----

                                                   OIL (BBLS)
                                        -----------------------------------
Proved  reserves  at the  beginning  of
  the year.............................     88,751      32,428       41,193
Extensions,   discoveries,   and  other
  additions............................     36,887      43,497        9,797
Revisions of previous estimates........    (16,530)      5,489      (10,079)
Purchases of reserves in place.........          -      21,405            -
Sales of reserves in place ............     (9,492)          -            -
Production.............................    (37,802)    (14,068)      (8,483)
                                           -------     -------      -------
Proved reserves at the end of the year      61,814      88,751       32,428
                                           =======     =======      =======

                                                     GAS (MCF)
                                        -----------------------------------
Proved  reserves at the  beginning  of
  the year.............................  3,932,109    2,463,736    442,795
Extensions,   discoveries,  and  other
  additions............................  2,238,515    2,546,337   2,284,482
Revisions of previous estimates........    463,552       53,855       7,661
Purchases of reserves in place.........          -            -           -
Sales of reserves in place.............   (870,789)           -           -
Production............................. (1,877,938)  (1,131,819)   (271,202)
                                        ----------   ----------   ---------
Proved reserves at the end of the year.  3,885,449    3,932,109   2,463,736
                                        ==========   ==========   =========

                            3DX TECHNOLOGIES INC.

                    SUPPLEMENTARY INFORMATION - UNAUDITED


STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS

      The Company's standardized measure of discounted future net cash flows, and changes therein, related to proved oil and gas reserves are as follows (in thousands):

                                                       DECEMBER 31,
                                              -------------------------------
                                                  1998      1997      1996
                                                  ----      ----      ----
  Future cash inflow........................   $ 9,000    $10,427  $ 9,354
  Future production, development and
     abandonment costs......................    (1,781)    (2,195)  (1,430)
                                                -------    ------   ------
  Future cash flows before income taxes.....     7,219      8,232    7,924
  Future income taxes.......................         -          -        -
  Future net cash flows.....................     7,219      8,232    7,924
  10% Discount factor.......................    (1,437)    (1,184)  (1,301)
                                                -------    ------   ------
  Standardized measure of discounted future
     net cash flow..........................   $ 5,782    $ 7,048  $ 6,623
                                               =======    =======  =======

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

  Sales of oil, gas and natural gas liquids,
     net of production costs.................  $(3,813)  $(2,609)  $  (744)
  Extensions, discoveries and other additions    3,113     4,737     6,594
  Revisions of previous quantity estimates...      621       124      (200)
  Net changes in prices and production costs.     (469)   (2,468)      173
  Accretion of discount......................      705       662        77
  Changes in future development costs........      (24)       60       (82)
  Purchases of reserves in place.............        -       109         -
  Sales of reserves in place.................   (1,499)        -         -
  Changes in production rates (timing) and
     other...................................      100      (190)       34
                                               -------   -------   -------
  Net change.................................  $(1,266)  $   425   $ 5,852
                                               ========  =======   =======


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

      These estimates were determined in accordance with SFAS No. 69 "Disclosures About Oil and Gas Producing Activities". Because of unpredictable variances in expenses and capital forecasts, crude oil and gas prices and oil and gas reserve volume estimates, as well as the statutory pricing and discounting assumptions used in these cash flow estimates, management believes the usefulness of this data is limited. These estimates of future net cash flows do not necessarily represent management's assessment of estimated fair market value, future profitability or future cash flow to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved as well as probable reserves and upon different price and cost assumptions from those used herein.

      The future cash flows presented in the "Standardized Measures of Discounted Future Net Cash Flows" are based on year-end oil and gas prices for oil and gas reserves which as of December 31, 1998 were approximately $9.65 per barrel of oil and approximately $2.16 per Mcf of gas. The Company does not have oil and gas reserves which are committed under long-term oil and gas sales or hedging contracts.

                            3DX TECHNOLOGIES INC.

                    SUPPLEMENTARY INFORMATION - UNAUDITED

      The standardized measure table as of December 31, 1998 reflects zero future income taxes because the existing tax basis in evaluated properties
(which approximates $10.7 million) as of that date offsets the entire $7.2 million estimate of undiscounted future net cash inflows before income taxes. As of December 31, 1998, the Company also had tax net operating loss carryforwards (which represent additional tax deductions against future cash flows) of approximately $11.7 million. Accordingly, in total there were more than enough tax basis and tax loss carryforwards to offset any potential future income taxes in the standardized measure calculation.

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBIT
   -------                   ----------------------

   11.1   Computation of Earnings per Share

   23.1   Consent of Arthur Andersen LLP

   23.2   Consent of Ryder Scott Company

   24.1   Power of Attorney (included on signature page)

   27.1   Financial Data Schedule for December 31, 1998 (for SEC use only)

   27.2 Financial Data Schedule for December 31, 1997 (restated) (for SEC use only)

   27.3 Financial Data Schedule for December 31, 1996 (restated) (for SEC use only)