Form 10-K405/A
period 1998-12-31
3DX TECHNOLOGIES INC
filed 1999-04-30
CIK 915518

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


       Securities registered pursuant to Section 12(b)of the Exchange Act:
                                     (None)


      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $0.01 par value
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |X|

         As of April 15, 1999, 9,399,353 shares of common stock were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on April 15, 1999 was approximately $1,595,000.

                                TABLE OF CONTENTS


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................1

ITEM 11.   EXECUTIVE COMPENSATION..............................................4

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......9

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................11



SIGNATURES....................................................................12

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors of the Company are as follows:

NAME                                   AGE                 PRINCIPAL OCCUPATION               DIRECTOR SINCE

Jon W. Bayless (1) (3) ...........      59    Co-Chairman of the Board of the Company and
                                              General Partner of Sevin Rosen Funds                  1993

C. Eugene Ennis (3)...............      55    Chairman of the Board of the Company and
                                              President and Chief Executive Officer of
                                              Object Reservoir                                      1992

Ronald P. Nowak ..................      46    President and Chief Executive Officer of the
                                              Company                                               1998

C.D. Gray (1) (3).................      64    Petroleum exploration consultant and geologist        1997

Charles E. Edwards (2) (3)........      73    Petroleum technology consultant and
                                              geophysicist                                          1995

Douglas C. Williamson (2) (3).....      48    Managing Director, (Dallas) Venture Capital
                                              Group, BancAmerica Capital Investors                  1995
-----------


(1)      MEMBER OF THE HUMAN RESOURCES COMMITTEE.
(2)      MEMBER OF THE AUDIT COMMITTEE
(3)      MEMBER OF THE CORPORATE GOVERNANCE COMMITTEE.

         JON W. BAYLESS. Mr. Bayless has been a director since November 1993 and Vice Chairman of the Board since 1998. Since 1983, Mr. Bayless has been a general partner of Sevin Rosen Funds, a venture capital investment firm. Mr. Bayless is also the sole stockholder and director of Jon W. Bayless, Inc., the general partner of Atlantic Partners L.P., which is the general partner of Citi Growth Fund L.P., a venture capital investment firm, and serves as a director of a number of privately held companies. In addition to the Company, Mr. Bayless currently serves as Chairman of the Board of Directors of both Ciena Corporation and Shared Resource Exchange, Inc. Shared Resource Exchange, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in August 1996. A plan of reorganization under Chapter 11 has been approved.

         C. EUGENE ENNIS. Mr. Ennis has served as Chairman of the Board since 1998. Mr. Ennis served as the Company's President and Chief Executive Officer from the Company's inception in December 1992 until June 1998. Since August 1998, Mr. Ennis has been a director of Object Reservoir, a supplier of software tools for the petroleum industry. Mr. Ennis has been Chief Executive Officer of Object Reservoir since January 1999. From September 1984 to December 1992, Mr. Ennis was President, Chief Executive Officer and a director and from October 1990 to December 1992 was also Chairman of the Board of Directors of Landmark Graphics Corporation ("Landmark"), a provider of interdisciplinary interpretation tools for the petroleum industry. Mr. Ennis holds a Bachelor of Science in electrical engineering from the University of Houston and began his career in 1969 as a design engineer in the Geophysical Products Division of Texas Instruments where he was employed until 1984.

         RONALD P. NOWAK. Mr. Nowak has served as a director since 1998. Mr. Nowak has served as the Company's Vice President of Exploration from February through May 1998 and then assumed the role of President and Chief Executive Officer in June 1998. Prior to joining the Company, Mr. Nowak was employed by Maxus Energy Corporation in Dallas, Texas from August 1993 to January 1998, where he served as US manager from 1997. From 1987 to 1993, Mr. Nowak was employed by Arco Oil & Gas. Prior to 1987, Mr. Nowak worked with Exxon Company, USA where he acted as an independent geologist working in the onshore U.S. Gulf Coast region. Mr. Nowak holds a degree in Geology from Central Michigan University and a Masters of Science degree in Geology from Michigan State University.

         C.D. GRAY. Mr. Gray  has  served  as  a  director  of the Company since
October 1997. From 1981 until his retirement in 1997, Mr. Gray served as Executive Vice President for CXY Energy, Inc. in Dallas, Texas. He is currently an Exploration Consultant to CXY and other clients. Mr. Gray holds a degree in Geology from the University of Texas at Austin and spent the first 23 years of his career with Mobil Oil Corporation and its predecessor, Magnolia Petroleum Company, prior to joining CXY.

         CHARLES E. EDWARDS. Mr. Edwards has served as a director of the Company since August 1995. Since August 1985 to present, Mr. Edwards has acted as a consultant in petroleum technologies. Prior to August 1985, Mr. Edwards was employed by Chevron Corp. for a period in excess of 37 years and most recently served as Chief Geophysicist with responsibility for global exploration activities. Mr Edwards was a founder in 1987 of ExploiTech, a company specializing in integrated multi-disciplinary reservoir description studies for exploration and exploitation that merged with Landmark in 1989. Mr. Edwards has also served as a director for Digicon Inc. and Landmark.

         DOUGLAS C. WILLIAMSON. Mr. Williamson has served as a director to the Company since July 1995. Mr. Williamson has served for the past nine years as a Managing Director in the Venture Capital Group in the Dallas, Texas office of NationsBanc Capital Corporation (now an affiliate of BancAmerica Capital Investors).

         All of the Company's directors are elected at the annual meeting of stockholders and hold office until their respective successors are elected and qualified or until their earlier resignation or removal.

BOARD ORGANIZATION AND MEETINGS

         During 1998, the Board of Directors held 9 meetings. All directors attended at least 75% of the total number of meetings of the Board of Directors and the committees of which he was a member. The Board of Directors currently has three committees, a Human Resources Committee, an Audit Committee and a Corporate Governance Committee. The Human Resources Committee consists of Mr. Bayless and Mr. Gray, each of whom are independent directors. The Human Resources Committee reviews general policy matters relating to compensation and benefits of officers and employees of the Company and administers the Stock Option Plan. The Human Resources Committee held two meetings in 1998. The Audit Committee, established in October 1996, is responsible for recommending to the Board of Directors the annual engagement of a firm of independent accountants and for reviewing with the independent accountants the scope and results of audits, the internal accounting controls of the Company and audit practices and professional services rendered to the Company by the independent accountants. The Audit Committee consists of Mr. Edwards and Mr. Williamson and held one meeting in 1998. The Corporate Governance Committee was established in June 1997 for the purpose of establishing corporate governance policies for the Company and identifying and recruiting future board members. The Corporate Governance Committee consists of all independent directors of the Company. No meetings were held during 1998.

COMPENSATION OF DIRECTORS

         Directors who are not employees are entitled to receive a fee in the amount of $750 for every meeting of the Board of Directors which such director attends in person or by telephone and a fee of $500 for each meeting of a committee of the Board of Directors held separately which such director attends in person or by telephone. Beginning in 1998, the non-employee directors waived their right to receive fees for attending meetings. Directors who are employees of the Company do not receive any additional compensation for their services as directors. All directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. Under the Stock Option Plan, the Company may, from time to time, and in the discretion of the Board of Directors, grant stock options to directors.

         In addition, Mr. Edwards and Mr. Gray provide consulting services to the Company relating to oil and gas exploration. Fees paid to Mr. Edwards and Mr. Gray during 1998 for these services were $15,400 and $9,500, respectively. Consulting services are also being provided by Mr. Bayless who is assisting the Company in obtaining additional financing. No fees were paid to Mr. Bayless for consulting services rendered to the Company during 1998. In January 1998, as partial compensation for consulting services, the Company granted to each of Mr. Edwards, Mr. Gray and Mr. Bayless an option to purchase 20,000 shares of common stock at an exercise price of $2.875 per share. Fifty percent of the shares subject to such options will vest on the first anniversary of the date of grant and 25 of the shares subject to such options will vest on each of the second and third anniversaries of the date of grant. These options were cancelled and reissued on April 20, 1998 at $1.625 per share.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, Mr. Bayless  and  Mr. Gray  served  on the Human Resources
Committee of the Board of Directors of the Company. No member of the Human Resources Committee has ever served as an officer of the Company.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table provides information regarding the executive officers and significant employees of the Company. The executive officers serve at the discretion of the Board of Directors.

  NAME                            AGE    POSITION

  Ronald P. Nowak...........      46     President, Chief Executive Officer
  Russell L. Allen .........      54     Vice President of Finance, Chief
                                         Financial Officer and Secretary
  Herbert R. Rohloff III....      42     Senior Reservoir Engineer
  Eric B. Gardner...........      35     Project Leader
  Frank C. Sheppard III.....      39     Project Leader
  Peter M. Duncan...........      46     Vice President, Chief Geophysicist
                                         and Treasurer
-----------

         RONALD P. NOWAK. Mr. Nowak has served as the Company's Vice President of Exploration from February through May 1998 and then assumed the role of President and Chief Executive Officer in May 1998. Prior to joining the Company, Mr. Nowak was employed by Maxus Energy Corporation in Dallas, Texas from August 1993 to January 1998, where he served as US manager from 1997. From 1987 to 1993, Mr. Nowak was employed by Arco Oil & Gas. Prior to 1987, Mr. Nowak worked with Exxon Company, USA where he acted as an independent geologist working in the onshore U.S. Gulf Coast region. Mr. Nowak holds a degree in Geology from Central Michigan University and a Masters of Science degree in Geology from Michigan State University.

         RUSSELL L. ALLEN. Mr. Allen is a full time management advisor to the Company and in that capacity has served as Vice President of Finance and Chief Financial Officer since June 1998. Prior to that time, Mr. Allen served various clients in the capacity of independent management advisor. Mr. Allen holds a Bachelors and Masters Degree in Accounting from the University of Texas at Austin and is a Certified Public Accountant.

         HERBERT R. ROHLOFF III. Mr. Rohloff has served as the Company's Senior Reservoir Engineer since joining the Company in January 1995. Prior to joining the Company, Mr. Rohloff was employed by Amoco Production Company from 1979 to 1993 in various engineering, economic and supervisory positions beginning in 1979 and served most recently as Project Manager-Production New Ventures. Mr. Rohloff holds a Bachelor of Science in Chemical Engineering from Texas A&M University. He is a registered professional engineer in the State of Texas.

         ERIC B. GARDNER. Mr. Gardner has served as a Senior Explorationist and Project Leader since joining the Company in September 1994. Mr. Gardner has over 14 years of industry experience and has worked in many geoscience areas, including production, exploration, seismic technology and research. Mr. Gardner began his career with Amoco Production Company in 1985 as a technical geophysicist and served most recently as a staff geophysicist. Mr. Gardner holds a Bachelor of Science in Engineering Physics from Colorado School of Mines.

         FRANK C. SHEPPARD III. Mr. Sheppard joined the Company as a Senior Explorationist and Project Leader in October 1997. Prior to joining the Company, Mr. Sheppard was employed by Amoco Production Company where he served since 1985 in a variety of exploration and geophysical roles throughout the Gulf of Mexico Basin. Most recently, Mr. Sheppard managed numerous 3-D seismic exploration and production programs for Amoco, and previously served as a 3-D imaging expert in Amoco's subsalt exploration program. Mr. Sheppard holds a Bachelor of Science in Earth Sciences from the University of New Orleans.

         PETER M. DUNCAN. Dr. Duncan served as Vice President of Technology and Treasurer for the Company since its inception until February 1999, and as Chief Geophysicist since February 1998. Prior to joining the Company, Dr. Duncan was employed by Landmark Concurrent Solutions Inc. as Vice President from July 1991 until December 1992. Dr. Duncan terminated his employment with the Company on March 1, 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and the Nasdaq National Market. Officers, directors and greater than 10% stockholders are required by the regulations of the Commission to furnish the Company with copies of all
Section 16(a) reports such persons file. Based solely on a review of copies of such reports received by it and written representation from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the year ended December 31, 1998 all filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation awarded, earned or paid for services rendered in all capacities by the Company's Chief Executive Officer and each of the Company's three other most highly compensated executive officers (the "Named Executive Officers") during the past three fiscal years. The table also identifies the principal capacity in which each of the Named Executive Officers served the Company during 1998.


                                                                            Long-Term Compensation
                                           Annual Compensation                       Awards
                                          -----------------------        ---------------------------

                                                                        Restricted    Securities           All Other
                                                                          Stock       Underlying          Compensation
Name and Principal Position           Year   Salary ($)      Bonus ($)   Awards ($)   Options (#)              ($)
---------------------------           ----   -------        ---------   ----------    ------------      ----------------

  Ronald P. Nowak                     1998    $148,177           -         98,438        150,000           $    -
      President and Chief             1997           -           -              -              -                -
      Executive Officer               1996           -           -              -              -                -

  C. Eugene Ennis                     1998     143,118           -              -        100,000  (a)           -
      President, Chief Executive      1997     171,875           -              -                               -
      Officer (b) and Chairman        1996     150,000           -              -              -                -
      of the Board

  Russell L. Allen                    1998           -           -              -              -           229,800 (c)
      Vice President, Chief           1997           -           -              -              -                -
      Financial Officer, Secretary    1996           -           -              -              -                -

  Peter M. Duncan (d)                 1998     130,289           -              -        100,000  (a)           -
      Vice President, Chief           1997     126,670           -              -                               -
      Geophysicist, Treasurer         1996     103,920           -              -              -                -

     Joseph Schuchardt III (d)        1998     115,087           -              -         10,000 (a)            -
      Vice President of               1997     108,125      27,000              -                               -
      Business Development            1996      95,000      11,875              -              -                -


(a)  Issued in 1997 and canceled and reissued in 1998.
(b)  Mr. Ennis served as President and Chief Executive Officer until  May  1998.
(c) Mr. Allen is an independent management advisor that has served as the Company's Vice President of Finance and Chief Financial Officer since June 1998. Mr. Allen's compensation is based on hours worked and is paid 60% in common stock of the Company at the price in effect when services are rendered and 40% in cash. Of the amount reported above, $137,880 is payable in common stock (225,080 shares) to be issued in 1999.
(d) Mr. Duncan and Mr. Schuchardt terminated their employment with the Company and resigned their positions as executive officers on March 1, 1999 and October 16, 1998, respectively.


CASH BONUS PLAN

         In 1997, the Company adopted the 1997 Incentive Compensation Plan (the "Bonus Plan") which provides for the payment of annual cash bonuses, in an amount up to 40% of the participant's base salary, if certain pre-established Company-based performance criteria are satisfied. All full-time employees of the Company are eligible to participate in the Bonus Plan if the Company achieves at least 80% of its targeted performance criteria, with the exception of the Chief Executive Officer whose bonus compensation is determined solely at the discretion of the Board of Directors. The bonuses are prorated based on the percentage of the targeted performance criteria achieved. The 1997 bonus for Mr. Schuchardt was paid pursuant to the Bonus Plan upon partial satisfaction of performance targets. The bonus plan was not renewed in 1998 and no bonus was paid.

1998 STOCK OPTION GRANTS

         The following table sets forth certain information regarding options on the Company's common stock which were granted to Named Executive Officers in 1998:


                                             INDIVIDUAL GRANTS DURING 1998(a)                  POTENTIAL VALUE (b)
                           ------------------------------------------------------------------------------------------
                              NUMBER OF     % OF TOTAL                                        REALIZABLE AT ASSUMED
                             SECURITIES      OPTION                                           ANNUAL RATES OF STOCK
                             UNDERLYING     GRANTS TO        EXERCISE/                        PRICE APPRECIATION FOR
                               OPTIONS      EMPLOYEES        BASE PRICE     EXPIRATION            OPTION TERM
                               GRANTED       IN 1998         PER SHARE        DATE              5%            10%
                            -----------------------------------------------------------------------------------------

 Ronald L. Nowak .......       150,000         10.1%         $1.969        03/05/2008          $185,744      $470,700


(a) The exercise price of options is the market price of the Company's common stock on the date of grant. The options vest at the rate of 25% per year over four years (annually for the first two years and monthly during the last two years). Stock options are eligible for accelerated vesting upon a change of control of the Company.

(b) These columns show the gains option holders could realize if the Company's common stock appreciates at annual rates of 5% and 10%, respectively. These growth rates are arbitrary assumptions specified by the Commission and do not represent the Company's predictions of future stock price performance.


OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth information regarding the number of option shares exercised during 1998 and the number and year-end value of unexercised options held at December 31, 1998, by each of the Named Executive Officers.


                    AGGREGATE OPTION EXERCISES IN FISCAL 1998
                     AND FISCAL 1998 YEAR-END OPTION VALUES

-------------------------------------------------------------------------------------------------------------------------
                                                                       NUMBER OF
                                                                 SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                     SHARES        VALUE        UNEXERCISED OPTIONS AT      "IN-THE-MONEY" OPTIONS AT
  NAME                             ACQUIRED ON   REALIZED ON       DECEMBER 31, 1998             DECEMBER 31, 1998
                                  EXERCISED (#)  EXERCISE ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE (1)


  Ronald L. Nowak ........             -         $     -              -        150,000         $  -           $  -
  C. Eugene Ennis.........             -               -         20,144        100,000        3,042              -
  Peter M. Duncan.........             -               -         20,144        100,000        3,042              -
  Joseph Schuchardt III ..       166,381          87,483              -            -              -              -


(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between the exercise price of the options and $0.34, the closing price for the Common Stock on December 31, 1998 on the Nasdaq National Market, multiplied by the applicable number of options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS.

         In March 1998, the Company entered into a two-year employment agreement (the "Employment Agreement") with Mr. Nowak, pursuant to which Mr. Nowak was employed as the Company's Vice President of Exploration. Mr. Nowak became President and Chief Executive OFficer in May 1998. Pursuant to the Employment Agreement, Mr. Nowak is entitled to annual compensation in the amount of $150,000, and was granted an option to purchase 150,000 shares of the Company's common stock. Additionally, in the event Mr. Nowak is terminated by the Company, without cause, before the expiration of the term of the Employment Agreement, he is entitled to receive from the Company his annual salary compensation for the remainder of the two year term.

         Also in March 1998, the Company entered into a Restricted Stock Award Agreement with Mr. Nowak (the "Restricted Stock Award Agreement"), pursuant to which Mr. Nowak was granted 50,000 shares of the Company's common stock (the "Restricted Stock"), subject to certain restrictions (the "Restricted Stock Award"). Mr. Nowak's right to the Restricted Stock vests on March 6, 2000, so long as he is employed by the Company on a full-time basis on that date. Furthermore, Mr. Nowak becomes automatically vested in the Restricted Stock upon a transfer of control of the Company, so long as Mr. Nowak is actively employed by the Company as of the date such transfer of control occurs.

REPORT ON REPRICING OF OPTIONS

         It was determined by the Human Resource Committee during 1998 that the options held by directors, executive officers and employees no longer represented an incentive, as the market price of the stock had dropped below the exercise price of the options. Therefore, it was determined that the options should be repriced in line with the current market value.

         Members of the Human Resources Committee:               Jon W. Bayless
                                                                 C.D. Gray

                           TEN-YEAR OPTION REPRICINGS

 --------------------------------------------------------------------------------------------------------------------
                                                                                                     LENGTH OF
                                                                                                      ORIGINAL
                                              NUMBER OF     MARKET                                     OPTION
                                             SECURITIES    PRICE OF      EXERCISE                       TERM
                                             UNDERLYING    STOCK AT      PRICE AT        NEW         REMAINING
                                               OPTIONS      TIME OF       TIME OF      EXERCISE      AT DATE OF
                               DATE OF        REPRICED     REPRICING     REPRICING      PRICE        REPRICING
            NAME              REPRICING          (#)          ($)           ($)          ($)          (MONTHS)
 --------------------------------------------------------------------------------------------------------------------

 Ronald L. Nowak
    President and Chief
    Executive Officer            04/20/98       150,000        $1.625        $1.969        $1.625            119
 C. Eugene Ennis
    Chairman of the Board        04/20/98       100,000        $1.625       $11.000        $1.625            111
 Peter M. Duncan
    Vice-President, Chief
    Geophysicist, Treasurer      04/20/98       100,000        $1.625       $11.000        $1.625            111
 Joseph Schuchardt III
    Vice-President of
    Business Development         04/20/98        10,000        $1.625       $11.875        $1.625            106


In January 1999, the Human Resource Committee decided to reprice, at $0.3125, the currently outstanding options dated April 20, 1998.

STOCK OPTION PLAN

         In January 1994, the Company adopted the Stock Option Plan under which "non-qualified" stock options ("NQSOs") to acquire shares of Common Stock may be granted to directors of and consultants to the Company and incentive stock options ("ISOs") to acquire shares of Common Stock may be granted to employees and directors who are also employees of the Company.

         Currently, the Stock Option Plan provides for the issuance of up to a maximum of 2,004,937 shares of Common Stock and is administered by the Human Resources Committee. Under the Stock Option Plan, the option price of any ISO may not be less than the fair market value of a share of Common Stock on the date on which the option is granted. The option price of an NQSO may be less than the fair market value on the date the NQSO is granted if the Human Resources Committee so determines, but may not in any event be less than 85% of such fair market value. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Internal Revenue Code of 1986, as amended) unless the exercise price is at least 110% of the fair market value of the Common Stock at the time of grant and the option must be exercised within five years. Options granted pursuant to the Stock Option Plan are evidenced by a written agreement executed by the Company and the grantee, containing the terms, provisions and conditions of the grant. Stock options may not be assigned or transferred during the lifetime of the holder except as may be required by law. The maximum term of each stock option is ten years from the date of grant.

         For options to qualify as ISOs, the aggregate fair market value, determined on the date of grant, of the shares with respect to which the ISOs are exercisable for the first time by the grantee during any calendar year may not exceed $100,000. Payment by option holders upon exercise of an option may be made (i) in cash, (ii) by tender to the Company of shares of the Company's stock owned by the optionee having a fair market value, as determined by the Human Resources Committee (but without regard to any restrictions on transferability applicable to such stock by reason of federal or state securities laws or agreements with an underwriter for the Company), not less than the exercise price, (iii) by delivery of a promissory note made by the optionee in a form approved by the Company, (iv) by the assignment of the proceeds of a sale of some or all of the shares being acquired upon the exercise of the option, (v) by the withholding of shares being acquired upon exercise of the option bearing a fair market value, as determined by the Human Resources Committee (but without regard to any restrictions on transferability applicable to such stock by reason of federal or state securities laws or agreements with an underwriter for the Company), not less than the exercise price, or (vi) by any combination thereof. The Human Resources Committee may at any time or from time to time grant options which do not permit all of the foregoing forms of consideration to be used in payment of the exercise price and/or which otherwise restrict the use of one or more forms of consideration. In addition, the Human Resources Committee, in its sole discretion, may authorize the surrender by an optionee of all or part of an unexercised stock option and authorize a payment in consideration thereof of an amount equal to the difference between the aggregate fair market value of the Common Stock subject to such stock option and the aggregate option price of such Common Stock. In the Human Resources Committee's discretion, such payment may be made in cash, shares of Common Stock with a fair market value on the date of surrender equal to the payment amount or some combination thereof.

         The Stock Option Plan provides that outstanding options vest in their entirety and become exercisable in the event of certain mergers, consolidations or sales of all or substantially all of the assets of the Company, unless the successor corporation assumes such options. As of December 31, 1998, options to purchase 826,404 shares of Common Stock were outstanding under the Stock Option Plan at exercise prices ranging from $0.19 to $1.625 per share, with 764,421 option shares available for grant.

REPORT OF THE HUMAN RESOURCES COMMITTEE OF THE BOARD OF DIRECTORS

         The Human Resources Committee of the Board of Directors oversees the compensation policies applicable to all employees of the Company, including its executive officers. The Human Resources Committee also has primary responsibility for administering stock-based compensation plans of the Company.

         The Company seeks to provide a compensation program which will allow it to attract and retain highly qualified and motivated employees. Its compensation program is also designed to enhance stockholder value by providing significant incentives for employees to achieve the Company's goals. The Company is striving to promote an entrepreneurial environment which encourages all employees to focus on the continuing long-term growth of the Company. Specifically, the compensation plan includes the following components:

         BASE SALARY. It is the goal of the Human Resources Committee that the primary element of compensation result from the achievement of performance-based objectives which contribute in a meaningful way to long-term stockholder value. However, the Company must also provide a base salary and employee benefits which are competitive with compensation offered by other oil and gas exploration companies similar to the Company. The Human Resources Committee expects that base salary will not exceed the average paid by the Company's peers.

         STOCK OPTION PLAN. The Stock Option Plan is a broad-based stock option plan covering all employees which is designed to motivate and retain employees and allow all employees to benefit from performance which enhances long-term stockholder value. All stock options granted to employees have exercise prices which equal the fair market value of the Common Stock on the date of grant and vest ratably over a period of four years. Accordingly, the options provide a significant incentive for superior long-term performance and continued retention of employees by the Company. For stock options awarded to executive officers during 1998, refer to the section "Stock Option Grants".

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         As discussed above, the Company's compensation philosophy for all employees, including the Chief Executive Officer, is to provide a competitive base salary and incentive compensation based on the Company's performance. Mr. Nowak did not receive a bonus for 1998. The bonus for the Chief Executive Officer is discretionary under the Bonus Plan and reflects factors in addition to the objective performance measures in the Bonus Plan.

         Members of the Human Resources Committee:           Jon W. Bayless
                                                             C.D. Gray

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Common Stock with the cumulative total return of (i) the Media General Industry Group Index No. 123, "Oil and Gas Drilling/Exploration" ("MG Group Index") and
(ii) the NASDAQ Market Value Index from the first day of trading of the Common Stock, December 20, 1996 through December 31, 1998. The graph assumes that the value of an investment in the Common Stock and each index was $100 at December 20, 1996 and that any dividends were reinvested. Numerical values used for the six month period end plot points in the graph are set forth in the table under the graph.


        Comparison of Cumulative Total Return for 3DX Technologies Inc.,
                     NASDAQ Market Index and MG Group Index



                                    [GRAPH]



                            12/20/96   12/31/96   06/30/97   12/31/97   06/30/98   12/31/98
                            --------   --------   --------   --------   --------   --------


3DX Technologies Inc.         100.00     100.00      90.91      36.36      14.77       3.13
NASDAQ Market Index           100.00     100.00     112.29     122.67     147.48     172.79
MG Group Index                100.00     100.00     119.74     147.23     110.82      59.83


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 15, 1999, there were 9,399,353 shares of Common Stock outstanding and entitled to vote. The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of April 15, 1999, by (i) each person known to the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, as defined in "Executive

Compensation," and (iv) all executive officers and directors of the Company as a group. The information with respect to beneficial ownership is based on the most recent filings with the Securities and Exchange Commission which have been furnished to the Company by the respective stockholders of the Company.




                                                                         BENEFICIAL OWNERSHIP
                                                                         -------------------

NAME AND ADDRESS (1)                                                   NUMBER OF SHARES(2)  PERCENT
--------------------                                                   ----------------     -------

Ronald P. Nowak ..............................................                50,000 (3)    *
Jon W. Bayless................................................               754,195 (4)     8.0%
Charles E. Edwards............................................                25,267 (5)     *
C. Eugene Ennis...............................................               289,411         3.1%
C.D. Gray.....................................................                     -         *
Douglas C. Williamson.........................................               727,073 (6)     7.7%
Russell L. Allen .............................................                     -        *
Peter M. Duncan ..............................................               375,592         4.0%
Joseph Schuchardt III ........................................               207,278         2.2%

All directors and executive officers as a group (9 persons)...             2,428,816        25.8%

CWS Limited-Liability Company ................................             1,172,270        12.5%
    One Rockefeller Plaza, 31st Floor
    New York, NY  11002

Citi Growth Fund L.P..........................................               727,477         7.7%
   c/o CitiGrowth Funds, Sycamore Partners
   989 Lenox Drive
   Lawrenceville, New Jersey 08648

NationsBanc Capital Corporation...............................               721,903         7.7%
   (Affiliate of BancAmerica Capital Investors)
   901 Main Street
   Dallas, Texas 75202

--------
 * Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise indicated, the address of each stockholder identified in the table is at the principal executive offices of the Company at 12012 Wickchester, Houston, Texas 77079.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"). In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1994 Stock Option Plan (the "Stock Option Plan"), which are currently exercisable or exercisable within 60 days of April 15, 1999, include 20,144 shares for Mr. Ennis, 5,170 shares for Mr. Bayless, 5,170 shares for Mr. Edwards, 5,170 shares for Mr. Williamson, and 35,654 shares for all directors and executive officers as a group. Except as indicated in the footnotes hereto, each stockholder named in the table has sole voting and investment power with respect to the shares set forth beside such stockholder's name.

(3) Subject to the Restricted Stock Award discussed in Item 11, "Employment Contracts, Termination of Employment and Change of Control Arrangements."

(4) Includes 727,477 shares beneficially owned by Citi Growth Fund L.P. Mr. Bayless is the sole stockholder and director of Jon W. Bayless Inc., the general partner of Atlantic Partners L.P., the general partner of Citi Growth Fund L.P.

(5)      Includes 1,200 shares of Common Stock owned by Mr. Edwards' spouse.

(6) Includes 721,903 shares of Common Stock held by NationsBanc Capital Corporation (an affiliate of Bank of America Capital Investors). Mr. Williamson is a Managing Director in the Venture Capital Group of NationsBanc Capital Corporation (an affiliate of Bank of America Capital Investors).

TEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        3DX TECHNOLOGIES INC.



                                        By:    /s/ Russell L. Allen
                                        ----------------------------------------
                                        Vice President, Finance, Chief Financial
                                        Officer and Secretary

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


   DATE                SIGNATURE                            TITLE(S)

April 30, 1999    /s/ Ronald P. Nowak       Pesident and Chief Executive Officer
                  ---------------------     (Principal Executive Officer)
                  Ronald P. Nowak


April 30, 1999   /s/ Russell L. Allen        Vice President, Finance and Chief
                 -----------------------     Financial Officer
                 Russell L. Allen            (Principal Financial and Accounting
                                             Officer)


                                             Director
                 -----------------------
                 Jon W. Bayless


                                              Director
                 ------------------------
                 Charles E. Edwards

April 30, 1999   /s/ C. Eugene Ennis            Chairman of the Board
                 ------------------------
                 C. Eugene Ennis


April 30, 1999   /s/ C.D. Gray                  Director
                 ------------------------
                 C.D. Gray


April 27, 1999   /s/ Douglas C. Williamson      Director
                 -------------------------
                 Douglas C. Williamson