Form 10-Q
period 1999-03-31
3DX TECHNOLOGIES INC
filed 1999-05-17
CIK 915518

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



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
                                    Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                                   OUTSTANDING
                -----                                   -----------
Common Stock, par value $0.01 per share    9,685,761 shares as of May 12, 1999


===============================================================================

                            3DX TECHNOLOGIES INC.
                                    INDEX


PART I.   FINANCIAL INFORMATION                                        Page

Item 1.  Financial Statements

         Balance Sheet
         March 31, 1999 (unaudited) and December 31, 1998................ 3

         Statement of Operations for the
         Three Months Ended March 31, 1999 and 1998 (unaudited).......... 4

         Statement of Changes in Stockholders' Equity
         for the Year Ended December 31, 1998 and for the Three Months
         Ended March 31, 1999 (unaudited).................................5

         Statement of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998 (unaudited).......... 6

         Notes to Financial Statements (unaudited)....................... 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......15

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................15

Item 2.  Changes in Securities and Use of Proceeds.......................15

Item 3.  Defaults Upon Senior Securities.................................15

Item 4.  Submission of Matters to a Vote of Security Holders.............15

Item 5.  Other Information...............................................15

Item 6.  Exhibits and Reports on Form 8-K................................15

SIGNATURES...............................................................17

Index to Exhibits........................................................18

                            3DX TECHNOLOGIES INC.

                                BALANCE SHEET

                                    ASSETS

                                                     MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                        ----           ----
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents........................ $    784,355  $  1,447,756
  Accounts receivable..............................    1,082,178     1,039,331
  Prepaid expenses.................................      101,061        83,892
                                                    ------------  ------------
   Total current assets............................    1,967,594     2,570,979
                                                    ------------  ------------
Property and equipment:
  Oil and gas properties, full-cost method:
   Evaluated.......................................   32,645,847    32,664,307
   Unevaluated.....................................    4,575,138     4,450,731
  Technical interpretation equipment...............    2,734,149     2,734,149
  Other property and equipment.....................      273,780       273,780
                                                    ------------  ------------
                                                      40,228,914    40,122,967
  Less accumulated depletion, depreciation and
    amortization...................................  (30,986,004)  (29,256,556)
                                                       9,242,910    10,866,411
Other assets.......................................       63,771        63,771
                                                    ------------  ------------
                                                    $ 11,274,275  $ 13,501,161
                                                    ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................. $    956,148  $  1,301,828
  Accrued liabilities..............................      492,139       468,028
                                                    ------------  ------------
   Total current liabilities.......................    1,448,287     1,769,856

Borrowings on credit agreement ....................      750,000     1,200,000
                                                    ------------  ------------
    Total liabilities .............................    2,198,287     2,969,856

Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued .................            -             -
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 9,399,353 and 9,379,209 shares
   issued and outstanding, respectively............       93,994        93,792
  Paid-in capital..................................   39,993,637    39,989,951
  Deferred compensation............................     (110,523)     (136,304)
  Accumulated deficit..............................  (30,901,120)  (29,416,134)
                                                    ------------  ------------
   Total stockholders' equity......................    9,075,988    10,531,305
                                                    ------------  ------------
                                                    $ 11,274,275  $ 13,501,161
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                            3DX TECHNOLOGIES INC.

                           STATEMENT OF OPERATIONS
                                 (Unaudited)


                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   1999          1998
                                                   ----          ----
Revenues:
  Oil and gas................................  $   554,943    $   861,377
  Interest and other.........................       12,624         10,462
                                               -----------    -----------
    Total revenues...........................      567,567        871,839
                                               -----------    -----------

Costs and expenses:
  Lease operating............................       44,879        106,849
  Production taxes...........................       40,451         64,675
  Impairment of oil and gas properties......       990,809        878,346
  Depletion, depreciation, and amortization
     of oil and gas properties...............      592,771        659,489
  Interest expense...........................          924          8,166
  General and administrative.................      382,719        691,075
                                               -----------    -----------
    Total costs and expenses.................    2,052,553      2,408,600
                                               -----------    -----------

Net loss applicable to common stockholders...  $(1,484,986)   $(1,536,761)
                                               ===========    ===========

Basic and diluted net loss per common share..       $(0.16)        $(0.21)
                                                     =====          =====

Weighted average number of common shares
  outstanding................................    9,380,328      7,272,106
                                                 =========      =========


   The accompanying notes are an integral part of these financial statements.

                           3DX TECHNOLOGIES INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            (Unaudited from January 1, 1999 through March 31, 1999)



                      COMMON STOCK
                    --------------------    PAID-IN     DEFERRED      ACCUMULATED
                     SHARES      AMOUNT     CAPITAL   COMPENSATION      DEFICIT        TOTAL
                     ------      ------     -------   ------------      -------        -----

Balance at December
  31, 1997......... 7,225,462   $72,255   $38,085,357   $(512,132)   $(19,827,592)   $17,817,888
Shares issued for
  exercise of
  stock options....   401,703     4,017       127,226           -               -        131,243
Deferred
  compensation
  related to
  restricted stock
  award............    50,000       500        97,938     (98,438)              -              -
Compensation
  expense related
  to restricted
  stock award......         -         -             -      41,016               -         41,016
Compensation
  expense related
  to certain stock
  options..........         -         -             -     180,905               -        180,905
Reversal of
  compensation
  expense for
  former employees
  related to
  certain stock
  options..........         -         -      (628,488)    252,345               -      (376,143)
Shares issued (net
  of offering
  costs)........... 1,702,044    17,020     2,307,918           -               -     2,324,938
Net Loss...........         -         -             -           -      (9,588,542)   (9,588,542)
                    ---------   -------   -----------   ---------    ------------   -----------

Balance at
  December 31, 1998 9,373,209    93,792    39,989,951    (136,304)    (29,416,134)   10,531,305
Shares issued for
  exercise of
  stock options....    20,144       202         3,686           -               -         3,888
Compensation
  expense related
  to restricted
  stock award......         -         -             -      12,305               -        12,305
Compensation
  expense related
  to certain stock
  options..........         -         -             -      13,476               -        13,476
Net Loss...........         -         -             -           -      (1,484,986)   (1,484,986)
                    ---------   -------   -----------   ---------    ------------   -----------
Balance at March
  31, 1999......... 9,393,353   $93,994   $39,993,637   $(110,523)   $(30,901,120)  $ 9,075,988
                    =========   =======   ===========   =========    ============   ===========




   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1999            1998
                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................    $(1,484,986)    $(1,536,761)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.        738,639         845,094
     Impairment of oil and gas properties.....        990,809         878,346
     Compensation expense related to certain
         stock options and restricted stock...         25,781          76,138
     (Increase) decrease in accounts
       receivable.............................        (42,847)        295,705
     (Increase) decrease in prepaid expenses..        (17,169)         (7,287)
     Increase (decrease) in accounts payable..        (65,766)         54,169
     Increase (decrease) in accrued
       liabilities............................         24,111         (70,153)
                                                  -----------     -----------
  Net cash provided by operating activities...        168,572         535,251
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties.........       (993,913)     (1,845,431)
  Sales of oil and gas properties.............        608,052               -
  Purchases of technical and other equipment..              -        (117,631)
  Other assets................................              -           1,888
                                                  -----------     -----------
  Net cash used in investing activities.......       (385,861)     (1,961,074)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on borrowings on credit agreement...       (450,000)              -
  Common stock proceeds, net of issuance costs              -          12,571
  Proceeds from exercise of stock options.....          3,888               -
                                                  -----------     -----------
  Net cash provided by (used in)  financing
    activities................................       (446,112)         12,571
                                                  -----------     -----------

Net change in cash and cash equivalents.......       (663,401)     (1,413,252)
Cash and cash equivalents at beginning of the
  period......................................      1,447,756       1,568,091
                                                  -----------     -----------
Cash and cash equivalents at end of the period    $   784,355     $   154,839
                                                  ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      The interim financial statements included herein have been prepared by 3DX Technologies Inc. ("the Company") in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of the Company at March 31, 1999 and the results of operations for the interim periods presented. All such adjustments made are of a normal and recurring nature. Results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1999. Reference is made to the Company's December 31, 1998 audited financial statements, including the notes thereto. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

OIL AND GAS PROPERTIES

      Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using the prices and costs in effect at the end of each quarterly period unless the Company believes that post period prices are more representative of what might be received in future periods. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. At March 31, 1999, the Company recognized oil and gas impairments of $990,809 using post period pricing increases. Using March 31, 1999 prices, the Company would have recognized an oil and gas impairment of $1,860,429. During the 1998 quarter, an oil and gas impairment of $878,346 was recorded. The writedown for the 1999 period was principally a result of mechanical difficulties in the wellbores of certain wells in the Ramrod project in Matagorda county, Texas which resulted in the sale of the remaining interest in the project.

ACCOUNTING PRONOUNCEMENTS

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

2.    GOING CONCERN

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

      The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical costs on its active exploration projects. The Company's 1999 expenditure plans currently include up to twelve exploratory and development wells and various lease and seismic data acquisitions. The Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations are proposed. The Company can also potentially transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof. To recover its investment in unevaluated properties, it is necessary for the Company to either participate in drilling which finds commercial oil and gas production and produce such reserves or receive sufficient value through the sale or transfer of all or a portion of its interests.

      Management of the Company will continue to seek financing for its capital program from a variety of sources. The Company's inability to obtain additional financing would have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

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

      The Company has recently entered into a Plan and Agreement of Merger with Esenjay Exploration, Inc. ("Esenjay") which provides for the merger of 3DX into Esenjay. See Note 5 of Notes to Financial Statements.

3.    CREDIT AGREEMENT

      On December 18, 1997, the Company executed a credit agreement with a commercial bank which provides for advances under a borrowing base periodically determined by the Bank and set initially at $5 million. The credit agreement expires on December 31, 2000. During April 1998, the bank redetermined the borrowing base and established an availability of $2 million which was reduced to $1.2 million in November 1998 and to $750,000 in March 1999. The credit agreement is secured by substantially all of the Company's producing oil and gas properties. Advances carry an interest rate, at the Company's option, of either the London Interbank Offered Rate ("LIBOR") plus 2% or the lender's base rate. The credit agreement contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. At March 31, 1999, the outstanding balance under this credit agreement was $750,000 at an interest rate of 7.0 percent. There were no additional borrowings under the credit agreement during the first quarter of 1999.

4.    LISTING ON NASDAQ

      In September 1998, the Company received a letter from The Nasdaq Stock Market, Inc. notifying the Company that it failed to maintain a closing bid price of greater than or equal to $1.00 and that the Company's common stock failed to maintain a market value of public float greater than or equal to $5 million, as required by Nasdaq rules. The Company met with officials from The Nasdaq Stock Market, Inc. on February 12, 1999, at which time the Company presented several alternatives to regain compliance with the minimum bid price and market value of public float requirements. On March 22, 1999, The Nasdaq Stock Market Inc. responded to the meeting with the decision to transfer the listing of the Company's securities to The Nasdaq SmallCap Market ("SmallCap"), effective with the open of business on March 24, 1999, pursuant to the following exception. On or before April 5, 1999, the Company must evidence a minimum closing bid price of $1.00 per share for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on SmallCap. Accordingly, effective, March 24, 1999, the trading symbol of the Company's securities was changed from TDXT to TDXTC. As the Company was unable to comply with the requirement, at the close of business on April 7, 1999 the Company's securities were removed from conditional listing on SmallCap. Trading of the common stock will now be conducted in the over-the-counter market. As a result, a holder of the common stock may find it more difficult to dispose of or to obtain accurate price quotations about the common stock.

      When common stock is not listed on Nasdaq and has a market price of less than $5.00 per share, it may be classified as a "penny stock". SEC regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission ("SEC") relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and to provide current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      The shares are subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which gives the SEC the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the SEC finds that such a restriction would be in the public interest. Because the common stock is subject to the rules on penny stocks, the market liquidity for the common stock could be severely adversely affected.

5.     PROPOSED MERGER

      On May 11, 1999 the Company entered into a Plan and Agreement of Merger with Esenjay Exploration, Inc., an oil and gas exploration company listed on the Nasdaq Small Cap Market. The terms of the merger provide for the issuance of, at the 3DX shareholder's option, either one share of Esenjay common stock for each
3.25 shares of 3DX common stock or one share of a new Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. The preferred stock is redeemable during the first year at $1.925 per share and automatically converts into one share of Esenjay common if not redeemed during the first year and the average closing price of Esenjay common stock during the twelfth month is greater than $1.875. If the average is less than $1.875 the preferred may be "put" to Esenjay for, at Esenjay's option, either $1.65 per share or the number of common shares determined by dividing 1.875 by the average closing price during the twelfth month not to exceed 3.75 shares.

      The Plan and Agreement of Merger has been approved by the board of directors of both companies and is subject to the consent of the shareholders of both companies and satisfaction of certain other conditions set forth in the Plan and Agreement of Merger. Voting agreements have been entered into by Esenjay shareholders accounting for about 61% of the total outstanding shares of Esenjay and by 3DX shareholders accounting for about 21% of 3DX outstanding shares.


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

RESULTS OF OPERATIONS

      The following table sets forth certain operating information of the Company during the periods indicated:
                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                    1999        1998
                                                    ----        ----
PRODUCTION:
   Gas (MMcf)...........................           281.1       368.8
   Oil and condensate (MBbls)...........             5.8         6.6
   Total equivalent (MMcfe).............           315.9       408.3
AVERAGE SALES PRICE:
   Gas (per Mcf)........................           $1.77       $2.09
   Oil and condensate (per Bbl).........           $9.63      $13.78
AVERAGE EXPENSES (PER MCFE):
   Lease operating (1)..................           $0.27       $0.42
   Depletion of oil and gas properties..           $1.88       $1.62

 (1) Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.


OIL AND GAS REVENUES. Oil and gas revenues decreased to $554,943 for the three months ended March 31, 1999 (the "1999 quarter") from $861,377 for the three months ended March 31, 1998 (the "1998 quarter"). The decrease was primarily attributable to lower oil and gas production levels. Production decreased by over 23% to 315.9 MMcfe for the 1999 quarter, from 408.3 MMcfe for the 1998 quarter. The decreased production resulted principally from the sale of producing properties during the third and fourth quarter of 1998 and first quarter of 1999. These properties represented approximately 20% and 34% of the oil and gas production, respectively, for the 1998 quarter. The decrease in production was partially offset by successful wells which began production during the second and third quarters of 1998. The average sales price for natural gas, which accounted for 89% of equivalent production during the 1999 quarter, decreased by 15% to $1.77 per Mcf from $2.09 per Mcf for the 1998 quarter. The average sales price for oil decreased to $9.63 per barrel during the 1999 quarter versus $13.78 per barrel for the 1998 quarter.

LEASE OPERATING EXPENSE. Total lease operating expenses, including production taxes, decreased to $85,330 for the 1999 quarter from $171,524 for the 1998 quarter. This decrease was primarily attributable to the sale of producing properties with a partial offset from the additional costs of operating new producing wells. Lease operating expenses per Mcfe of production decreased to $0.27 per Mcfe for the 1999 quarter from $0.42 per Mcfe for the 1998 quarter.

DEPLETION, DEPRECIATION AND AMORTIZATION OF OIL AND GAS PROPERTIES. Depletion of oil and gas properties for the 1999 quarter decreased to $592,771 from $659,489 for the 1998 quarter. The decrease in depletion of oil and gas properties resulted primarily from the reduction in oil and gas producing properties during the 1999 period, as discussed above, with a partial offset from the change in the depletion rate for this period. Depletion of oil and gas properties per Mcfe for the 1999 quarter increased to $1.88 per Mcfe, or 16%, from the rate of $1.62 per Mcfe in the corresponding period in 1998. The increase in the rate resulted from a reduction in proved reserves due to the sale of the Ramrod project (see "Liquidity and Capital Resources).

IMPAIRMENT OF OIL AND GAS PROPERTIES. Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using the prices and costs in effect at the end of each quarterly period unless the Company believes that post period prices are more representative of what might be received in future periods. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. At March 31, 1999, the Company recognized oil and gas impairments of $990,809, using post period pricing increases. Using March 31, 1999 prices, the Company would have recognized an oil and gas impairment of $1,860,429. During the 1998 quarter, an oil and gas impairment of $878,346 was recorded. The writedown for the 1999 period was principally a result of mechanical difficulties in the wellbores of certain wells in the Ramrod project in Matagorda county, Texas which resulted in the sale of the remaining interest in the project.

INTEREST EXPENSE. Interest expense decreased to $924 for the 1999 quarter from $8,166 for the 1998 quarter. These expenses represent commitment fees and amortization of set up costs associated with the credit agreement the Company executed with a commercial bank in December 1997. The Company had outstanding borrowings of $750,000 under the credit agreement at March 31, 1999. The Company capitalized interest of approximately $20,000 during the 1999 quarter relating to unusually significant investments in unproved properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, net of costs capitalized to exploration and development projects, decreased to $382,719 for the 1999 quarter from $691,075 for the 1998 quarter. This decrease was primarily attributable to the reduction in personnel that occurred during the second quarter of 1998.

INTEREST AND OTHER INCOME. Interest and other income increased slightly to $12,624 for the 1999 quarter from $10,462 for the 1998 quarter. The Company maintained an equivalent level of short term investments during both quarters.

NET LOSS. As a result of the foregoing, the Company's net loss decreased to $1,484,986 for the 1999 quarter from $1,536,761 for the 1998 quarter. The most significant factors which caused the decrease in net loss were the reduction in general and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      See further discussion of these issues under Note 2 to the financial statements, "Going Concern".

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

      The Company has made and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to complete the exploration and development of its existing properties. The company will also need to acquire exploration prospects and find additional oil and gas reserves in order for its asset base not to be depleted by current oil and gas production. Cash outlays for capital expenditures for oil and gas exploration and development activities for the quarters ended March 31, 1999 and 1998 were $993,913 and $1,845,431, respectively. The level of capital spending in 1999 and thereafter will be highly dependent upon the Company's ability to obtain additional capital. The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its general and administrative expenditures through December 31, 1999, including technical employee and related costs which are capitalized under full-cost accounting. However, such projected cash flows could be adversely affected by declines in oil and gas prices and unanticipated declines in oil and gas production from existing properties. This raises substantial doubt about the Company's ability to pay its obligations as they become due.

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

      As a result of the Company's periodic review of each of its oil and gas exploration and development properties and its available capital, the Company has occasionally sold partial interests in specific oil and gas projects to other investors to reduce its total investment commitment to such projects. In accordance with full-cost accounting rules, no gain or loss has been recognized on these transactions. In September 1998, the Company sold one of its properties located in Cove Field, Texas for approximately $440,000 (of which $200,000 was used to reduce the balance of borrowings on the company's bank credit agreement). In November 1998, the Company closed a sale of 50% of its working interest in the Ramrod project in Matagorda county, Texas. Proceeds to the Company from this sale were $2 million and were used to reduce accounts payable and the bank loan. In the first quarter of 1999, the Company sold all of the remaining interest in the Ramrod project for $600,000. As of March 31, 1999, the Company had working capital of approximately $519,000.

      The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical costs on its active exploration projects. The Company's 1999 expenditure plans currently include up to twelve exploratory and development wells and various lease and seismic data acquisitions. The Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations are proposed. The Company can also potentially transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof. To recover its investment in unevaluated properties, it is necessary for the Company to either participate in drilling which finds commercial oil and gas production and produce such reserves or receive sufficient value through the sale or transfer of all or a portion of its interests.

      In April 1999, the Company closed an agreement with an independent oil and gas exploration company whereby the Company sold its interest in five non-producing prospect areas, including leasehold interests and 3D seismic data, for $200,000 cash and additionally farmed out one half of its interest in the Hall Ranch and Gillock projects in return for partial reimbursement of leasehold costs and a carry through completion of the first well in Hall Ranch and the first four wells in the Gillock project. The Company received $150,000 at closing and will receive an additional $50,000 on completion of certain assignments.

      Management of the Company will continue to seek financing for its capital program from a variety of sources. The Company's inability to obtain additional financing would have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

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

      The Company has recently entered into a Plan and Agreement of Merger with Esenjay Exploration, Inc. ("Esenjay") which provides for the merger of 3DX into Esenjay. See Note 5 of Notes to Financial Statements.

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

      None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5    OTHER INFORMATION

      None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

         11.1  Computation of Earnings per Share

         27. Financial Data Schedule for the three month period ended March 31, 1999

      (b)    Reports on Form 8-K

         On January 4, 1999, the Company announced that it exercised its right to terminate the Letter of Intent to merge with Fortune Natural Resources Corporation since a signed definitive merger agreement was not entered into by December 31, 1998. The Company filed a Form 8-K pursuant to Item 5 thereof on January 12, 1999. No financial statements were filed or required to be filed in connection with such Form 8-K. No other reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          3DX TECHNOLOGIES INC.
                                          (Registrant)



          Date: May 14, 1999              By:           /s/ Ronald P. Nowak
                                          --------------------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



          Date: May 14, 1999              By:           /s/ Russell L. Allen
                                          --------------------------------------
                                          Vice President of Finance
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER    DESCRIPTION OF EXHIBIT
       -------   ----------------------

       11.1      Computation of Net Loss per Common Share.

       27 Financial Data Schedule for the three month period ended March 31, 1999