Form 10-Q
period 1999-06-30
3DX TECHNOLOGIES INC
filed 1999-08-16
CIK 915518

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



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

                CLASS                                  OUTSTANDING
Common Stock, par value $0.01 per share    9,691,761 shares as of August 6, 1999


================================================================================

                              3DX TECHNOLOGIES INC.
                                      INDEX


PART I.   FINANCIAL INFORMATION                                     Page

Item 1.  Financial Statements

         Balance Sheet
         June 30, 1999 (unaudited) and December 31, 1998................. 3

         Statement of Operations for the
         Three Months Ended June 30, 1999 and 1998 (unaudited)........... 4

         Statement of Operations for the
         Six Months Ended June 30, 1999 and 1998 (unaudited)............. 5

         Statement of Changes in Stockholders' Equity
         for the Year Ended December 31, 1998 and for the Six Months
         Ended June 30, 1999 (unaudited)..................................6

         Statement of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998 (unaudited)............. 7

         Notes to Financial Statements (unaudited)....................... 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......18

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................18

Item 2.  Changes in Securities and Use of Proceeds.......................18

Item 3.  Defaults Upon Senior Securities.................................18

Item 4.  Submission of Matters to a Vote of Security Holders.............18

Item 5.  Other Information...............................................18

Item 6.  Exhibits and Reports on Form 8-K................................18

SIGNATURES...............................................................20

Index to Exhibits........................................................21

                              3DX TECHNOLOGIES INC.

                                  BALANCE SHEET

                                     ASSETS

                                                       JUNE 30,    DECEMBER 31,
                                                         1999          1998
                                                         ----          ----
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents........................ $    734,517   $  1,447,756
  Accounts receivable..............................    1,028,008      1,039,331
  Prepaid expenses.................................       67,218         83,892
                                                    ------------   ------------
   Total current assets............................    1,829,743      2,570,979
                                                    ------------   ------------
Property and equipment:
  Oil and gas properties, full-cost method:
   Evaluated.......................................   32,955,831     32,664,307
   Unevaluated.....................................    4,399,995      4,450,731
  Technical interpretation equipment...............    2,734,150      2,734,149
  Other property and equipment.....................      273,780        273,780
                                                    ------------   ------------
                                                      40,363,756     40,122,967
  Less accumulated depletion, depreciation and
    amortization...................................  (32,795,947)   (29,256,556)
                                                    ------------   ------------
                                                       7,567,809     10,866,411
Other assets.......................................       63,771         63,771
                                                    ------------   ------------
                                                    $  9,461,323   $ 13,501,161
                                                    ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................. $    867,483  $   1,301,828
  Accrued liabilities..............................      541,780        468,028
                                                    ------------   ------------
   Total current liabilities.......................    1,409,263      1,769,856

Borrowings on credit agreement ....................      750,000      1,200,000
                                                    ------------   ------------
    Total liabilities .............................    2,159,263      2,969,856

Stockholders' equity:
  Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued .................            -              -
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 9,691,761 and 9,379,209 shares
   issued and outstanding, at June 30, 1999 and
   December 31, 1998, respectively.................       96,918         93,792
  Paid-in capital..................................   39,990,713     39,989,951
  Deferred compensation............................      (85,325)      (136,304)
  Accumulated deficit..............................  (32,700,246)   (29,416,134)
                                                    ------------   ------------
   Total stockholders' equity......................    7,302,060     10,531,305
                                                    ------------   ------------
                                                    $  9,461,323   $ 13,501,161
                                                    ============   ============

      The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                THREE MONTHS ENDED JUNE 30,
                                                --------------------------
                                                    1999          1998
                                                    ----          ----
Revenues:
  Oil and gas................................   $   426,822   $ 1,211,038
  Interest and other.........................         5,496         7,495
                                                -----------   -----------
    Total revenues...........................       432,318     1,218,533
                                                -----------   -----------

Costs and expenses:
  Lease operating............................        43,098        76,772
  Production taxes...........................        28,447        86,500
  Impairment of oil and gas properties......      1,288,136     4,329,687
  Depletion, depreciation, and amortization
     of oil and gas properties...............       400,948     1,085,014
  Interest expense...........................          (924)        6,199
  General and administrative.................       471,739       488,362
                                                -----------   -----------
    Total costs and expenses.................     2,231,444     6,072,534
                                                -----------   -----------

Net loss applicable to common stockholders...   $(1,799,126)  $(4,854,001)
                                                ===========   ===========

Basic and diluted net loss per common share..        $(0.19)       $(0.63)
                                                     ======        ======

Weighted average number of common shares
  outstanding................................     9,594,950     7,704,795
                                                  =========     =========





   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                               SIX MONTHS ENDED JUNE 30,
                                                   1999          1998
                                                   ----          ----

                                                -----------   -----------
Revenues:
  Oil and gas................................   $   981,765   $ 2,072,415
  Interest and other.........................        18,120        17,957
    Total revenues...........................       999,885     2,090,372


Costs and expenses:
  Lease operating............................        87,977       183,621
  Production taxes...........................        68,898       151,175
  Impairment of oil and gas properties......      2,278,945     5,208,033
  Depletion, depreciation, and amortization
     of oil and gas properties...............       993,719     1,744,503
     Interest expense........................             -        14,357
  General and administrative.................       854,458     1,179,437

    Total costs and expenses.................     4,283,997     8,481,126


Net loss applicable to common stockholders...   $(3,284,112)  $(6,390,754)
                                                ===========   ===========

Basic and diluted net loss per common share..        $(0.35)       $(0.85)
                                                     ======        ======

Weighted average number of common shares
  outstanding................................     9,488,232     7,489,646
                                                  =========     =========



   The accompanying notes are an integral part of these financial statements.

                              3DX TECHNOLOGIES INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             (Unaudited from January 1, 1999 through June 30, 1999)



                                  COMMON STOCK
                              ----------------------    PAID-IN       DEFERRED    ACCUMULATED
                                SHARES     AMOUNT       CAPITAL     COMPENSATION    DEFICIT          TOTAL
                                ------     ------       -------     ------------    -------          -----

Balance at December 31,
   1997.....................  7,225,462  $    72,255  $38,085,357    $(512,132)   $(19,827,592)  $ 17,817,888
Shares issued for exercise
  of stock options..........    401,703        4,017      127,226            -               -        131,243
Deferred compensation
  related to restricted
  stock award...............     50,000          500       97,938      (98,438)              -              -
Compensation expense
  related to restricted
  stock award...............          -            -            -       41,016               -         41,016
Compensation expense
  related to certain
  stock options.............          -            -            -      180,905               -        180,905
Reversal of compensation
  expense for former
  employees related to
  certain stock options.....          -            -     (628,488)     252,345               -       (376,143)
Shares issued (net
  of offering costs)........  1,702,044       17,020    2,307,918            -                      2,324,938
Net Loss....................          -            -            -            -      (9,588,542)    (9,588,542)
                              ---------  -----------  -----------    ---------    ------------   ------------
Balance at December 31,
  1998......................  9,379,209       93,792   39,989,951     (136,304)    (29,416,134)    10,531,305
Shares issued for exercise
  of stock options..........     20,144          202        3,686            -               -          3,888
Dilution shares issued .....    292,408        2,924       (2,924)           -               -              -
Compensation expense
  related to restricted
  stock award...............          -            -            -       24,609               -         24,609
Compensation expense
  related to certain stock
  options...................          -            -            -       26,370               -         26,370
Net Loss....................          -            -            -            -      (3,284,112)    (3,284,112)
                              ---------  -----------  -----------    ---------    ------------   ------------
Balance at June 30, 1999....  9,691,761  $    96,918  $39,990,713    $ (85,325)   $(32,700,246)  $  7,302,060
                              =========  ===========  ===========    =========    ============   ============




      The accompanying notes are an integral part of these financial statements.

                            3DX TECHNOLOGIES INC.

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         1999           1998
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................  $(3,284,112)   $(6,390,754)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depletion, depreciation and amortization......    1,260,446      2,134,534
     Impairment of oil and gas properties..........    2,278,945      5,208,033
     Compensation expense related to certain
         stock options and restricted stock........       50,979       (243,831)
     (Increase) decrease in accounts receivable....       11,323        244,759
     (Increase) decrease in prepaid expenses.......       16,674         20,807
     Increase (decrease) in accounts payable.......      (86,689)       118,388
     Increase (decrease) in accrued liabilities....       73,752         31,010
                                                     -----------    -----------
  Net cash provided by operating activities........      321,318      1,122,946
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties..............   (1,356,497)    (5,204,630)
  Sales of oil and gas properties..................      768,052              -
  Purchases of technical and other equipment.......            -       (131,919)
  Other assets.....................................            -          9,496
                                                     -----------    -----------
  Net cash used in investing activities............     (588,445)    (5,327,053)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on borrowings on credit agreement........     (450,000)             -
  Borrowings on credit agreement...................            -      2,000,000
  Common stock proceeds, net of issuance costs.....            -      2,115,548
  Proceeds from exercise of stock options..........        3,888         85,123
                                                     -----------    -----------
  Net cash provided by (used in) financing
    activities.....................................     (446,112)     4,200,671
                                                     -----------    -----------


Net change in cash and cash equivalents............     (713,239)        (3,436)
Cash and cash equivalents at beginning of the
  period...........................................    1,447,756      1,568,091
                                                     -----------    -----------
Cash and cash equivalents at end of the period.....  $   734,517    $ 1,564,655
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                            3DX TECHNOLOGIES INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.    BASIS OF PRESENTATION

      The interim financial statements included herein have been prepared by 3DX Technologies Inc. ("the Company" or "3DX") in accordance with generally accepted accounting principles, and are unaudited. In the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of the Company at June 30, 1999 and the results of operations for the interim periods presented. All such adjustments made are of a normal and recurring nature. Results of operations for this period are not necessarily indicative of results to be expected for the year ending December 31, 1999. Reference is made to the Company's December 31, 1998 audited financial statements, including the notes thereto. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

OIL AND GAS PROPERTIES

      Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using the prices and costs in effect at the end of each quarterly period unless the Company believes that post period prices are more representative of what might be received in future periods. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. During the second quarter of 1999, the Company recognized oil and gas impairments of $1,288,136, using period end prices. During the first quarter of 1999, the Company recognized oil and gas impairments of $990,809 using post period pricing increases. Using March 31, 1999 prices, the Company would have recognized an oil and gas impairment of $1,860,429. For the first six months of 1998 an oil and gas impairment of $5,208,033 was recorded, of which $4,329,687 was recorded during the second quarter of that year. The writedown for the 1999 period was principally a result of mechanical difficulties in the wellbores of certain wells in the Ramrod project in Matagorda county, Texas and the Four Isle Dome project in Terrebonne Parish, Louisiana.

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

       Management intends to pursue exploration and development opportunities to the extent additional capital becomes available in the current oil and gas environment. However, the uncertainties about the Company's future cash flows and the lack of firm commitments to attract additional capital at this time continue to raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      The Company has recently entered into a Plan and Agreement of Merger with Esenjay Exploration, Inc. ("Esenjay") which provides for the merger of 3DX into Esenjay. See Note 5 of Notes to Financial Statements.

3.    CREDIT AGREEMENT

      On December 18, 1997, the Company executed a credit agreement with a commercial bank which provides for advances under a borrowing base periodically determined by the Bank and set initially at $5 million. The credit agreement expires on December 31, 2000. During April 1998, the bank redetermined the borrowing base and established an availability of $2 million which was reduced to $1.2 million in November 1998 and to $750,000 in March 1999. The credit agreement is secured by substantially all of the Company's producing oil and gas properties. Advances carry an interest rate, at the Company's option, of either the London Interbank Offered Rate ("LIBOR") plus 2% or the lender's base rate. The credit agreement contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement. At June 30, 1999, the outstanding balance under this credit agreement was $750,000 at an interest rate of 7.09 percent. There were no additional borrowings under the credit agreement during the first six months of 1999.

4.    LISTING ON NASDAQ

      In September 1998, the Company received a letter from The Nasdaq Stock Market, Inc. notifying the Company that it failed to maintain a closing bid price of greater than or equal to $1.00 and that the Company's common stock failed to maintain a market value of public float greater than or equal to $5 million, as required by Nasdaq rules. The Company met with officials from The Nasdaq Stock Market, Inc. on February 12, 1999, at which time the Company presented several alternatives to regain compliance with the minimum bid price and market value of public float requirements. On March 22, 1999, The Nasdaq Stock Market Inc. responded to the meeting with the decision to transfer the listing of the Company's securities to The Nasdaq SmallCap Market ("SmallCap"), effective with the open of business on March 24, 1999, pursuant to the following exception. On or before April 5, 1999, the Company must evidence a minimum closing bid price of $1.00 per share for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Company was obligated to comply with all requirements for continued listing on SmallCap. Accordingly, effective, March 24, 1999, the trading symbol of the Company's securities was changed from TDXT to TDXTC. As the Company was unable to comply with the requirement, at the close of business on April 7, 1999 the Company's securities were removed from conditional listing on SmallCap. Trading of the common stock is conducted in the over-the-counter market. As a result, a holder of the common stock may find it more difficult to dispose of or to obtain accurate price quotations about the common stock.

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

5.     PROPOSED MERGER

      On May 11, 1999 the Company entered into a Plan and Agreement of Merger with Esenjay Exploration, Inc., an oil and gas exploration company listed on the Nasdaq SmallCap Market. The terms of the merger provide for the issuance of, at the 3DX shareholder's option, either one share of Esenjay common stock for each
3.25 shares of 3DX common stock or one share of a new Esenjay convertible preferred stock for each 2.75 shares of 3DX common stock. The preferred stock is redeemable during the first year at $1.925 per share and automatically converts into one share of Esenjay common if not redeemed during the first year and the average closing price of Esenjay common stock during the twelfth month is greater than $1.875. If the average is less than $1.875 the preferred may be "put" to Esenjay for, at Esenjay's option, either $1.65 per share or the number of common shares determined by dividing 1.875 by the average closing price during the twelfth month not to exceed 3.75 shares.

      The Plan and Agreement of Merger has been approved by the board of directors of both companies and is subject to the consent of a majority of the shareholders of both companies and satisfaction of certain other conditions set forth in the Plan and Agreement of Merger. Voting agreements have been entered into by Esenjay shareholders accounting for about 60.4% of the total outstanding shares of Esenjay and by 3DX shareholders accounting for about 22.5% of 3DX outstanding shares. If the merger is approved, 3DX will cease to exist as a separate company and will be merged into Esenjay.

6.     STOCK ISSUED

      On June 10, 1998 the Company entered into a common stock subscription agreement dated as of June 3, 1998 with certain purchasers that provided for, among other things, the purchase of an aggregate of 1,462,044 shares of the Company's common stock at $1.50 per share. The agreement also granted the purchasers the right to receive certain additional shares of common stock in the event of certain dilutive issuances at less than $1.50 per share which may be made by the Company ("dilution shares"). Pursuant to this agreement, 286,408 dilution shares were issued on April 29, 1999 and 6,000 dilution shares were issued on June 23, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      3DX Technologies Inc. (the "Company" or "3DX") is a knowledge-based oil and gas exploration company whose core competence and strategic focus is the utilization of 3-D imaging and other advanced technologies in the search for commercial quantities of hydrocarbons. The Company enters into arrangements that enable it to combine its expertise and exploration capabilities with the operating skills of other oil and gas companies. The Company participates in selected exploration projects as a non-operating working interest owner, sharing both risks and rewards with its partners. The Company commenced operations in January 1993 to take advantage of perceived opportunities emerging from changes in the domestic oil and gas industry, including the divestiture of domestic oil and gas properties, advances in technology and the outsourcing of specialized technical capabilities. By reducing drilling risk through 3-D imaging and analysis, the Company seeks to improve the expected return on investment in its oil and gas projects.

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

RESULTS OF OPERATIONS

      The following table sets forth certain operating information of the Company during the periods indicated:

                                          THREE MONTHS ENDED JUNE 30,
                                          ---------------------------
                                               1999         1998
                                               ----         ----
PRODUCTION:
   Gas (MMcf)...........................      179.0        467.9
   Oil and condensate (MBbls)...........        4.5         10.8
   Total equivalent (MMcfe).............      206.0        532.7
AVERAGE SALES PRICE:
   Gas (per Mcf)........................      $2.01        $2.31
   Oil and condensate (per Bbl).........     $14.96       $11.86
AVERAGE EXPENSES (PER MCFE):
   Lease operating (1)..................      $0.35        $0.31
   Depletion of oil and gas properties..      $1.95        $2.06



                                           SIX MONTHS ENDED JUNE 30,
                                          ---------------------------
                                               1999         1998
                                               ----         ----
PRODUCTION:
   Gas (MMcf)...........................      460.1        836.7
   Oil and condensate (MBbls)...........       10.3         17.4
   Total equivalent (MMcfe).............      521.9        941.1
AVERAGE SALES PRICE:
   Gas (per Mcf)........................      $1.87        $2.22
   Oil and condensate (per Bbl).........     $11.96       $12.59
AVERAGE EXPENSES (PER MCFE):
   Lease operating (1)..................      $0.30        $0.36
   Depletion of oil and gas properties..      $1.90        $1.87

(1) Includes all direct expenses of operating the Company's properties, as well as production and ad valorem taxes.

OIL AND GAS REVENUES. Oil and gas revenues decreased to $426,822 for the three months ended June 30, 1999 (the "1999 quarter") from $1,211,038 for the three months ended June 30, 1998 (the "1998 quarter"). The decrease was primarily attributable to lower oil and gas production levels. Production decreased by over 61% to 179.0 MMcfe for the 1999 quarter, from 467.9 MMcfe for the 1998 quarter. The decreased production resulted principally from the sale of producing properties during the third and fourth quarter of 1998 and first quarter of 1999. These properties represented approximately 37% and 58% of the oil and gas production, respectively, for the 1998 quarter. The decrease in production was partially offset by successful wells which began production during the second and third quarters of 1998. The average sales price for natural gas, which accounted for 87% of equivalent production during the 1999 quarter, decreased by 13% to $2.01 per Mcf from $2.31 per Mcf for the 1998 quarter. The average sales price for oil increased to $14.96 per barrel during the 1999 quarter versus $11.86 per barrel for the 1998 quarter.

      Oil and gas revenues decreased to $981,765 for the six months ended June 30, 1999 (the "1999 period") from $2,072,415 for the six months ended June 30, 1998 (the "1998 period"). The decrease was primarily attributable to lower oil and gas production levels. Production decreased by over 45% to 460.1 MMcfe for the 1999 period, from 836.7 MMcfe for the 1998 period. The decreased production resulted principally from the sale of producing properties during the third and fourth period of 1998 and first period of 1999. These properties represented approximately 30% and 47% of the oil and gas production, respectively, for the 1998 period. The decrease in production was partially offset by successful wells which began production during the second and third periods of 1998. The average sales price for natural gas, which accounted for 88% of equivalent production during the 1999 period, decreased by 16% to $1.87 per Mcf from $2.22 per Mcf for the 1998 period. The average sales price for oil decreased to $11.96 per barrel during the 1999 period versus $12.59 per barrel for the 1998 period.

LEASE OPERATING EXPENSE. Total lease operating expenses, including production taxes, decreased to $71,545 for the 1999 quarter from $163,272 for the 1998 quarter. This decrease was primarily attributable to the sale of producing properties with a partial offset from the additional costs of operating new producing wells. Lease operating expenses per Mcfe of production increased to $0.35 per Mcfe for the 1999 quarter from $0.31 per Mcfe for the 1998 quarter.

      Total lease operating expenses, including production taxes, decreased to $156,875 for the 1999 period from $334,796 for the 1998 period. This decrease was primarily attributable to the sale of producing properties with a partial offset from the additional costs of operating new producing wells. Lease operating expenses per Mcfe of production decreased to $0.30 per Mcfe for the 1999 period from $0.36 per Mcfe for the 1998 period.

DEPLETION, DEPRECIATION AND AMORTIZATION OF OIL AND GAS PROPERTIES. Depletion of oil and gas properties for the 1999 quarter decreased to $400,948 from $1,085,014 for the 1998 quarter. The decrease in depletion of oil and gas properties resulted primarily from the reduction in oil and gas producing properties during the 1999 quarter, as discussed above. Depletion of oil and gas properties per Mcfe for the 1999 quarter decreased to $1.95 per Mcfe, or 5%, from the rate of $2.06 per Mcfe in the corresponding quarter in 1998.

      Depletion of oil and gas properties for the 1999 period decreased to $993,719 from $1,744,503 for the 1998 period. The decrease in depletion of oil and gas properties resulted primarily from the reduction in oil and gas producing properties during the 1999 period, as discussed above, with a partial offset from the change in the depletion rate for this period. Depletion of oil and gas properties per Mcfe for the 1999 period increased to $1.90 per Mcfe from the rate of $1.87 per Mcfe in the corresponding period in 1998. The increase in the rate resulted from a reduction in proved reserves due to the sale of several projects (see "Liquidity and Capital Resources").

IMPAIRMENT OF OIL AND GAS PROPERTIES. Under the rules of the full-cost accounting method as prescribed by the Securities and Exchange Commission, the Company is required to compare the net costs of its evaluated properties to the net present value of its proved reserves, using the prices and costs in effect at the end of each quarterly period unless the Company believes that post period prices are more representative of what might be received in future periods. If such evaluated costs, net of accumulated depreciation, depletion and amortization, exceed the present value of proved reserves, an impairment charge is required to writedown those excess costs. During the second quarter of 1999, the Company recognized oil and gas impairments of $1,288,136, using period end prices. During the first quarter of 1999, the Company recognized oil and gas impairments of $990,809 using post period pricing increases. Using March 31, 1999 prices, the Company would have recognized an oil and gas impairment of $1,860,429. For the first six months of 1998 an oil and gas impairment of $5,208,033 was recorded, of which $4,329,687 was recorded during the second quarter of that year. The writedown for the 1999 period was principally a result of mechanical difficulties in the wellbores of certain wells in the Ramrod project in Matagorda county, Texas and the Four Isle Dome project in Terrebonne Parish, Louisiana. This ultimately resulted in the sale of the remaining interest in the Ramrod project. The writedown for the 1998 period was principally a result of declines in prices for oil and gas and increased additions to evaluated property costs.

INTEREST EXPENSE. There was no interest expense for the first six months of 1999 as compared to $14,357 for the first six months of 1998. The 1998 expenses represent commitment fees and amortization of set up costs associated with the credit agreement the Company executed with a commercial bank in December 1997. The Company had outstanding borrowings of $750,000 under the credit agreement at June 30, 1999. The Company capitalized interest of approximately $34,000 during the first six months of 1999 relating to unusually significant investments in unproved properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, net of costs capitalized to exploration and development projects, decreased to $471,739 for the 1999 quarter from $488,362 for the 1998 quarter. There was a significantly lower level of personnel costs during the 1999 quarter attributable to a downsizing in personnel that occurred toward the end of the second quarter of 1998. The downsizing also resulted in a significantly lower level of capitalized overhead during the 1998 quarter. However, this was partially offset by a decrease in stock option expense during the 1998 quarter to adjust the amortization of deferred compensation recorded for these employees relating to stock options issued within one year of the initial public offering. The reduction was also partially offset by an increase in legal fees associated with the proposed merger during the 1999 quarter. In addition, there was a higher level of overhead recovery received during the second quarter of 1998 under the informal income-sharing arrangement between the Company and a seismic processing company under which the Company receives a percentage of the seismic processing company's gross billings in exchange for office space and the use of technical equipment provided by the Company.

      General and administrative expense, net of costs capitalized to exploration and development projects, decreased to $854,458 for the 1999 period from $1,179,437 for the 1998 period. There was a significantly lower level of personnel related costs during the 1999 period attributable to a downsizing in personnel that occurred toward the end of the second quarter of 1998. However, this was partially offset by the decrease in stock option expense during the 1998 period as discussed above. The reduction was also partially offset by an increase in legal fees associated with the proposed merger during the 1999 period. In addition, there was a higher level of overhead recovery received during the second period of 1998 under the informal income-sharing arrangement between the Company and a seismic processing company as discussed above.

INTEREST AND OTHER INCOME. Interest and other income decreased to $5,496 for the 1999 quarter from $7,495 for the 1998 quarter. This is primarily as result of a lower level of short term investments during the 1999 quarter.

      Interest and other income increased slightly to $18,120 for the 1999 period from $17,957 for the 1998 period. When analyzing the six month periods, the Company maintained a relatively equal level of short term investments between the two years.

NET LOSS. As a result of the foregoing, the Company's net loss decreased to $1,799,126 for the 1999 quarter from $4,854,001 for the 1998 quarter. The most significant factors which caused the decrease in net loss were the reduction in impairment of oil and gas properties recorded during the current quarter and the reduction in depletion, depreciation, and amortization of oil and gas properties as discussed above.

      The net loss for the first six months of 1999 decreased to $3,284,112 from a 1998 period loss of $6,390,754. The most significant factors causing the change for the six month periods were the reduction in the impairment of oil and gas properties recorded during the 1999 period, as well as, a reduction in depletion, depreciation, and amortization of oil and gas properties and general and administrative expenses for the 1999 period as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      See further discussion of these issues under Note 2 to the financial statements, "Going Concern".

      To date, net cash provided by operating activities has been limited and the Company has funded its oil and gas exploration activities principally through cash provided by the sale of equity securities. On December 26, 1996, the Company consummated an initial public offering of common stock, which provided approximately $23.6 million in proceeds, net of offering expenses. In January 1997, the Company's underwriters exercised their over-allotment option to purchase 375,000 additional shares of common stock, resulting in additional net proceeds to the Company of approximately $3.8 million. Approximately $7.5 million of the proceeds of the initial public offering was used to redeem all the issued and outstanding shares of the Series B preferred stock and to pay accrued dividends on the issued and outstanding Series C preferred stock. The balance of the net proceeds was designated to fund the Company's exploration and development capital expenditures and for general corporate purposes, including expenses associated with hiring additional personnel.

      The Company has made and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to complete the exploration and development of its existing properties. The Company will also need to acquire exploration prospects and find additional oil and gas reserves in order for its asset base not to be depleted by current oil and gas production. Cash outlays for capital expenditures for oil and gas exploration and development activities for the periods ended June 30, 1999 and 1998 were $1,356,497 and $5,204,630, respectively. The level of capital spending in 1999 and thereafter will be highly dependent upon the Company's ability to obtain additional capital. The Company expects that its projected net cash flows from currently producing properties will be sufficient to fund its general and administrative expenditures through December 31, 1999, including technical employee and related costs which are capitalized under full-cost accounting. However, such projected cash flows could be adversely affected by declines in oil and gas prices and unanticipated declines in oil and gas production from existing properties. This raises substantial doubt about the Company's ability to pay its obligations as they become due.

      On December  18,  1997,  the Company  executed a credit  agreement  with a commercial bank, the borrowing capacity of which was set at $2.0 million in April 1998. During the period ended June 30, 1998 the Company borrowed $2.0 million under the credit agreement and made payments of $200,000 and $600,000, during the third and fourth quarterly periods of 1998, respectively, and an additional payment of $450,000 in the first quarter of 1999. The maximum amount currently available for borrowing under the credit facility is $750,000. The borrowing capacity is a function of the value of the Company's proved oil and gas reserves, and is redetermined on a semi-annual basis. The credit agreement is secured by substantially all of the Company's oil and gas properties and contains restrictions on dividends and additional liens and indebtedness and requires the maintenance of a minimum current ratio and net worth, each as defined in the credit agreement.

      As a result of the Company's periodic review of each of its oil and gas exploration and development properties and its available capital, the Company has occasionally sold partial interests in specific oil and gas projects to other investors to reduce its total investment commitment to such projects. In accordance with full-cost accounting rules, no gain or loss has been recognized on these transactions. In September 1998, the Company sold one of its properties located in Cove Field, Texas for approximately $440,000 (of which $200,000 was used to reduce the balance of borrowings on the company's bank credit agreement). In November 1998, the Company closed a sale of 50% of its working interest in the Ramrod project in Matagorda county, Texas. Proceeds to the Company from this sale were $2 million and were used to reduce accounts payable and the bank loan. In the first quarter of 1999, the Company sold all of the remaining interest in the Ramrod project for $600,000. In April 1999, the Company sold a portion of its interest in the Four Isle Dome Prospect for $10,000. Also in April 1999, the Company closed an agreement with an independent oil and gas exploration company whereby the Company sold its interest in five non-producing prospect areas, including leasehold interests and 3D seismic data, for $200,000 cash and additionally farmed out one half of its interest in the Hall Ranch and Gillock projects in return for partial reimbursement of leasehold costs and a carry through completion of the first well in Hall Ranch and the first four wells in the Gillock project. The Company received $150,000 at closing and will receive an additional $50,000 on completion of certain assignments. The sale transaction was undertaken in order to improve 3DX's liquidity through the sale of five prospect areas, while the farm out arrangement was undertaken as a method to finance the drilling of wells on the Hall Ranch and Gillock prospects. As a result of these transactions, 3DX was not required to pay its share of the drilling and land costs in the Hall Ranch and Gillock projects, which 3DX's management estimates would have resulted in expenses to 3DX of approximately $780,000, but was able to retain half of its interest in these prospects. Had 3DX not undertaken such a transaction, it risked being unable to fund its share of the drilling and other costs of these wells and would have forfeited its entire interest in them as a result. The sale of the Tidehaven/Blessing project and Thomaston project for $200,000 resulted in 3DX obtaining significant liquidity to pay its ongoing expenses through the sale of prospects viewed by 3DX's geologists as being among its less important exploration prospects. 3DX's management believes that the terms of the sale and farm out arrangement with Esenjay are at market values and on arm's-length terms and conditions. The sale and farm out transaction is not contingent upon the closing of the proposed merger and the execution of the merger agreement was not conditioned on 3DX's entering the sale and farm out transaction. None of the above sales had a material effect on results of operations. As of June 30, 1999, the Company had working capital of approximately $420,000.

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

      During the second quarter of 1999, the Company entered into a Plan and Agreement of Merger with Esenjay Exploration, Inc. ("Esenjay") which provides for the merger of 3DX into Esenjay. See Note 5 of Notes to Financial Statements.

EFFECTS OF INFLATION AND CHANGES IN PRICE

      The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that the Company is required to bear for operations, as well as an increase (decrease) in revenues.

IMPACT OF THE YEAR 2000

      Many of the world's computer systems, including those embedded in process control equipment, currently record years in a two-digit format. On January 1, 2000, all hardware and software which use the two year convention could fail or create erroneous data because of an inability to properly interpret dates beyond 1999 (the "Y2K issue").

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Actual results, events and circumstances could differ materially from those set forth in such statements due to various factors. Such factors include the possibility that the drilling of wells in projects in which the Company has a working interest may be delayed or abandoned, actual rates of production may not reach anticipated levels and opportunities for the Company to acquire future working interests in additional projects on terms considered reasonable to the Company may be limited or unavailable, changing economic, regulatory and competitive conditions, other technological developments and other risks and uncertainties, including those set forth herein. The Company's future financial results will depend primarily on: (i) the Company's ability to continue to source and screen potential projects; (ii) the Company's ability to discover commercial quantities of hydrocarbons; (iii) the market price for oil and gas; and (iv) the Company's ability to implement its exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that the Company will be able to obtain additional funding to increase its currently limited capital resources.

PART  II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

      None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

      None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.    OTHER INFORMATION.

      None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)    Exhibits

         11.1  Computation of Earnings per Share

         27.   Financial Data Schedule for the six month period ended June
               30, 1999


     (b) Reports on Form 8-K

         On April 8, 1999, the Company announced that, as of the close of business on Wednesday, April 7, 1999, the Nasdaq Stock Market removed the Company's securities from conditional listing on Nasdaq SmallCap Market ("SmallCap"). Pursuant to an exception, the Nasdaq Listing Qualifications Panel granted conditional listing of the Company's securities on the SmallCap effective with the open of business on March 24, 1999. The exception required in part that on or before April 5, 1999, the Company evidence a minimum closing bid price of $1.00 per share. The delisting is a consequence of the company's inability to meet the minimum bid price for the SmallCap listing. The Company's securities are now quoted on the OTC Bulletin Board. The Company filed a Form 8-K pursuant to Item 5 thereof on April 9, 1999. No financial statements were filed or required to be filed in connection with such Form 8-K.

         On May 12, 1999, the Company announced that it has signed a Plan and Agreement of Merger with Esenjay Exploration, Inc. (Esenjay) (NASDAQ:
         ESNJ) which provides for the merger of the Company into Esenjay. The Boards of both companies have approved the transaction, and closing of the merger is conditioned upon approval from the shareholders of both companies and satisfaction of certain other conditions set forth in the Plan and Agreement of Merger. The Company filed a Form 8-K pursuant to
         Item 5 thereof on May 14, 1999. No financial statements were filed or required to be filed in connection with such Form 8-K. No other reports on Form 8-K were filed during the three months ended June 30, 1999.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          3DX TECHNOLOGIES INC.
                                          (Registrant)



          Date:  August 16, 1999          By:      /s/ Ronald P. Nowak
                 ---------------             -----------------------------------
                                             President and Chief Executive
                                             Officer
                                             (Principal Executive Officer)



          Date:  August 16, 1999          By:      /s/ Russell L. Allen
                 ---------------             -----------------------------------
                                             Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

INDEX TO EXHIBITS

       EXHIBIT
       NUMBER    DESCRIPTION OF EXHIBIT
       -------   ----------------------


       11.1      Computation of Net Loss per Common Share.

       27        Financial Data Schedule for the six month period ended
                 June 30, 1999